Form 10-Q
period 1995-08-31
FIRST TEAM SPORTS INC
filed 1995-10-10
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                           Commission File No.:
  August 31, 1995                                    0-16442

                            FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                    41-1545748
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

                               2274 Woodale Drive
                          Mounds View, Minnesota 55112
                    (Address of principal executive offices)
                 Registrant's telephone number, including area
                                     code:
                                 (612) 780-4454

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No_____

                    ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,718,479 shares of Common Stock, $.01 par value per share, outstanding as of October 9, 1995.

                                     PART I
                             FINANCIAL INFORMATION


Item 1.           Financial Statements


                            FIRST TEAM SPORTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                     August 31, 1995 and February 28, 1995


                                          August 31,   February 28,
                                             1995          1995
                                          -----------  ------------
ASSETS                                    (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                $  1,429,873   $    601,394
Receivables:
  Trade, less allowance for
  doubtful accounts of $595,000 at
  August 31, 1995 and $562,000 at
  February 28, 1995                        18,279,243     16,854,825
  Refundable income taxes                      45,146         46,146
Inventory (finished goods)                 15,780,090     15,187,283
Inventory (unfinished goods)                5,673,359      5,650,888
Prepaid expenses                              609,689        888,734
Deferred income taxes                         712,000        501,000
                                         ------------   ------------

Total current assets                     $ 42,529,400   $ 39,730,270

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 at cost
 Vehicles                                $     63,582   $     62,306
 Office furniture and equipment               810,470        650,479
 Warehouse equipment                          149,821        118,898
 Production equipment                       3,004,168      2,558,748
 Leasehold improvements                       162,685        155,738
 Building construction in process             535,995           --
                                         ------------   ------------
                                         $  4,726,721   $  3,546,169
Less accumulated depreciation               1,241,284        926,284
                                         ------------   ------------

                                         $  3,485,437   $  2,619,885
                                         ------------   ------------

OTHER ASSETS
 License agreements, less accumulated
  amortization of $2,137,000 at August
  31, 1995 and $1,807,000 at February
  28, 1995                               $  2,967,072   $  3,296,830
 Other                                        273,983        216,768
                                         ------------   ------------

                                         $  3,241,055   $  3,513,598
                                         ------------   ------------

                                         $ 49,255,892   $ 45,863,753
                                         ============   ============

                 See Notes to Consolidated Financial Statements

                            FIRST TEAM SPORTS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     August 31, 1995 and February 28, 1995


                                                August 31,   February 28,
                                                  1995           1995
                                                -----------   -----------
                                                (Unaudited)
 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to bank                         $ 8,482,000   $ 9,064,000
  Current maturities of
   long-term debt                                   795,698       936,644
  Accounts payable, trade                         8,567,232     9,015,376
  Accrued expenses                                2,291,555     2,605,160
  Income taxes                                         --            --
                                                -----------   -----------


Total current liabilities                       $20,136,485   $21,621,180
                                                -----------   -----------




LONG-TERM DEBT,
  less current maturities                       $ 2,567,549   $ 3,053,494
                                                -----------   -----------


DEFERRED INCOME TAXES                           $   400,000   $   339,000
                                                -----------   -----------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
  share;  authorized  10,000,000 shares;
  issued and outstanding 5,718,522
  shares at August 31, 1995,
  5,628,184 shares at February 28, 1995         $    57,185   $    56,282
  Additional paid-in capital                      8,695,412     8,228,843
  Retained earnings                              17,399,261    12,564,954
                                                -----------   -----------

                                                $26,151,858   $20,850,079
                                                -----------   -----------

                                                $49,255,892   $45,863,753
                                                ===========   ===========



                 See Notes to Consolidated Financial Statements

                            FIRST TEAM SPORTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                   Three months ended                Six months ended
                                        August 31,                       August 31,
                                   1995             1994              1995            1994
                                -----------      ------------     ------------     --------

Net sales                      $  23,229,805    $  21,172,760    $  54,006,268    $  41.864,943

Cost of goods sold                15,867,635       14,903,468       37,019,215       29,587,148
                               -------------    -------------    -------------    -------------

  Gross profit                 $   7,362,170    $   6,269,292    $  16,987,053    $  12,277,795
                               -------------    -------------    -------------    -------------

Operating expenses:
  Selling                      $   2,183,890    $   1,917,148    $   4,777,096    $   3,354,003
  General and
   administrative                  1,990,809        1,855,702        4,141,321        3,725,446
                               -------------    -------------    -------------    -------------

                               $   4,174,699    $   3,772,850    $   8,918,417    $   7,079,449
                               -------------    -------------    -------------    -------------

   Operating income            $   3,187,471    $   2,496,442    $   8,068,636    $   5,198,346

Other income
  (expense):
  Interest income                          0              149                0              149
  Interest expense                  (195,370)        (144,035)        (459,329)        (305,669)
  Other                                    0            4,373                0          (33,991)
                               -------------    -------------    -------------    -------------

   Income before income
    taxes                      $   2,992,101    $   2,356,929    $   7,609,307    $   4,858,835

Income taxes                       1,040,000          873,006        2,775,000        1,815,256
                               -------------    -------------    -------------    -------------

   Net income for the
    period                     $   1,952,101    $   1,483,923    $   4,834,307    $   3,043,579
                               =============    =============    =============    =============

Net income per common share:
   Primary                     $        0.32    $        0.26    $        0.80    $        0.55
   Fully diluted               $        0.32    $        0.26    $        0.80    $        0.55
                               =============    =============    =============    =============

Weighted average
 number of common
 shares outstanding
 including Common
 Share equivalents
   Primary                         6,089,271        5,616,920        6,062,450        5,551,212
   Fully diluted                   6,047,530        5,703,800        6,037,780        5,526,705
                               =============    =============    =============    =============




                 See Notes to Consolidated Financial Statements

                            FIRST TEAM SPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Six Months Ended August 31, 1995 and 1994
                                  (Unaudited)

                                                August 31,      August 31,
                                                   1995           1994
                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $  4,834,307    $  3,043,579
  Adjustments required to reconcile net
   income to net cash provided by (used in)
   operating activities:
   Depreciation                                    315,000         406,128
    Amortization                                   351,358            --
    Loss on retirement of equipment                   --            45,004
    Deferred income taxes                         (150,000)           --
   Change in assets and liabilities:
    Receivables                                 (1,424,418)     (4,297,304)
    Inventories                                   (615,278)     (2,102,221)
    Prepaid expense                                279,045         180,204
    Accounts payable                              (448,144)      3,383,463
    Accrued expenses                              (313,605)        710,183
    Income taxes                                     1,000         489,632
                                              ------------    ------------

    Net cash provided by
     operating activities                     $  2,829,265    $  1,858,668
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment           ($ 1,180,552)   ($   229,724)
 Other                                             (78,815)         (8,939)
                                              ------------    ------------

    Net cash used in investing activities     ($ 1,259,367)   ($   238,663)
                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (payments) on short-term
  borrowings                                  ($   582,000)   ($ 1,499,000)
 Principal payments on long-term
  borrowings                                      (626,891)       (357,647)
 Net proceeds from
  issuances of common stock 1995;
  90,338 shares, 1994; 5,541 shares                467,472          28,140
                                              ------------    ------------
   Net cash used in
    financing activities                      ($   741,419)   ($ 1,828,507)
                                              ------------    ------------

   Increase (decrease) in cash and
    cash equivalents                          $    828,479    ($   208,502)

Cash and cash equivalents:
 Beginning                                    $    601,394    $    417,987
                                              ------------    ------------

 Ending                                       $  1,429,873    $    209,485
                                              ============    ============



                 See Notes to Consolidated Financial Statements

                            FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.

          The consolidated condensed balance sheet as of August 31, 1995, and the consolidated statements of operations for the three-month and six-month periods ended August 31, 1995 and August 31, 1994 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at August 31, 1995 and August 31, 1994 and for all periods presented have been made. The operating results for the period ended August 31, 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year.

          Certain  information  and footnote  disclosures  normally  included in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net Sales. The Company's net sales for the second quarter of fiscal 1996 (the quarter ended August 31, 1995) were $23,229,805, an increase of 10% over the comparable quarter of fiscal 1995 when net sales were $21,172,760. Net sales for the first six-months of fiscal 1996 were $54,006,268, compared to $41,864,943 for the first six-months of fiscal 1995, an increase of 29%. Net export sales were $7,444,220, or 32% of total sales, in the second quarter of fiscal 1996 compared to $3,375,793, or 16% of total sales, in the second quarter of fiscal 1995. The net export sales for the second quarter of fiscal 1996 and 1995 consisted of Canadian net sales of $2,779,678 and $1,660,324 and net sales outside of North America of $4,664,542 and $1,715,469 respectively. In-line skate sales accounted for approximately 82% of total sales in the second quarter of fiscal 1996 and fiscal 1995. Accessories, street hockey equipment, and ice skate sales accounted for approximately 11%, 4%, 3%, and, 7%, 11% and less then 1% of total sales in the second quarter of fiscal 1996 and fiscal 1995 respectively. Sales to the Company's ten largest accounts accounted for approximately 55% of the Company's sales in the second quarter of fiscal 1996, and fiscal 1995. The total backlog orders as of October 9, 1995 were approximately $16,201,738, compared to $18,663,000 as of October 12, 1994. Included in the Company's current backlog are orders in the amount of $14,027,922 for future ship dates.

Several factors contributed to the increase in the Company's sales in the second quarter and the first six-months of fiscal 1996. The Company's new Disc Braking System (DBS(TM)) has been well-accepted by the industry. The Company's in-line skates which have the DBS accounted for approximately 13% of total second quarter and the first six-months of fiscal 1996 net sales. Management also believes that the Company has been able to capitalize on the continued growth of the industry, particularly the growth in the foreign markets. The Company's net export sales increased 348% in the second quarter and 187% in the first six-months of fiscal 1996 compared to the second quarter and first six-months of fiscal 1995.

     Gross Margin. In the second quarter of fiscal 1996, the Company's gross margin was 32% of net sales compared to a gross margin of 30% in the second quarter of fiscal 1995. This increase was due primarily to the increased sales of the Company's made-in-USA products, which accounted for approximately 60% of the Company's skate sales and improved margins on the Company's international sales. The Company's gross margin on its foreign sales was 31% for the second quarter of fiscal 1996 compared to 28% for the second quarter of fiscal 1995, which is a result of the increased demand for the Company's Ultra-Wheels products.

     Operating Expenses. The Company's operating expenses, (consisting of selling expenses and general and administrative expenses), for the second quarter of fiscal 1996 were $4,174,699, or 18% of net sales, compared to $3,772,850, or 18% of net sales, in the second quarter of fiscal 1995.

Selling expenses were $2,183,890, or 9% of net sales in the second quarter of fiscal 1996, compared to $1,917,148, or 9% of net sales, in the second quarter of fiscal 1995. Selling expenses increased $226,742 (or 14%) in the second quarter of fiscal 1996, compared to the second quarter of fiscal 1995. This increase can be attributed to additional royalty, and promotional expenses associated with the increased sales volume.

General and administrative expenses were $1,990,809 in the second quarter of fiscal 1996, a 7% increase from the second quarter of fiscal 1995. The increase can be attributed to increased personnel and occupancy expenses incurred to manage the increased sales volume. General and administrative expenses as a percentage of net sales were 9% for the second quarter of fiscal 1996 compared to 9% for the second quarter of fiscal 1995.

          Net Income. The Company had net income of $1,952,101 or $.32 per share, in the second quarter of fiscal 1996, compared to $1,483,923, or $.26 per share in the second quarter of fiscal 1995. This represents an increase of $468,178 (or 32%) in total earnings and an increase of $.06 (or 23%) in earnings per share. This increase can be attributed to the increase in sales and gross margins and the continued efforts of the company to control operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents were $1,429,873 as of August 31, 1995, compared to $601,394 as of February 28, 1995. This increase in cash and cash equivalents is a result of $2,829,265 of cash provided by operating activities being partially offset by $1,259,367 of cash used in investing activities and $741,419 of cash used in financing activities. The net cash provided by operating activities for the first six-months of fiscal 1996 resulted primarily from the net earnings and the net effect of the change in receivables, and inventories. The net cash used in investing activities was primarily used for the purchase of capital assets. The net cash used in financing activities was primarily used for the net payments on the company's line of credit and long-term borrowings.

     The Company had net working capital of $22,392,915 as of August 31, 1995, compared to $18,109,090 as of February 28, 1995. The Company's current ratio at August 31, 1995 was 2.1 to 1 compared to 1.8 to 1 at February 28, 1995. The improvement in the Company's net working capital and current ratio was primarily attributable to an increase in the Company's cash and receivables and a decrease in the balance outstanding under the Company's line of credit.

     The Company's debt-to-worth ratio was .9 to 1 on August 31, 1995, compared to 1.2 to 1 on February 28, 1995. The Company's long-term debt, which primarily consists of obligations under endorsement license agreements and equipment notes, less current maturities, was $2,567,549 as of August 31, 1995. As of August 31, 1995, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000.000 and is limited by the level of its eligible receivables. As of August 31, 1995, the Company's eligible receivables would have permitted the Company to borrow up to $12,305,000 under the line of credit, of which $7,885,000 was outstanding. In addition, the Company has a lease line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and leasehold improvements. As of August 31, 1995, $326,664 was outstanding on this credit facility.

     The Company has entered into a development agreement and construction contract to build an office and warehouse facility at a projected cost of approximately $5,500,000. The projected occupancy date for the new facility is January 1, 1996. The Company anticipates financing the new facility through a conventional real estate mortgage.

     The Company believes that its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the cash flows for operating activities at projected levels of sales through fiscal 1996.

                                    PART II
                               OTHER INFORMATION


Item 1.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

               27.   Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST TEAM SPORTS, INC.



                                By: /s/ John J. Egart
                                   John J. Egart
                                   President and CEO



                                 and By: /s/ Robert L. Lenius, Jr.
                                   Robert L. Lenius, Jr.
                                   Vice President-Finance
                                  (Chief Financial Officer)

Dated:            October 7, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For Quarter Ended:             Commission File No.:  0-16422
August 31, 1995


                            FIRST TEAM SPORTS, INC.

Exhibit


4.1 Specimen of Common Stock Certificate--incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991(1)

10.1 Office/Warehouse   Lease   Agreement   between   the  Company  and  Everest
     Investments Limited Partnership dated June 28, 1991 regarding the Company's facilities at 2274 Woodale Drive, Mounds View, Minnesota(1)

10.2 The Company's 1987 Stock Option Plan, as amended by  resolutions  dated May
     25, 1989 -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991(1)(2)

10.3 Amendment dated April 22, 1992 to the Company's 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992(1)(2)

10.4 Form of Incentive Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C(1)(2)

10.5 Form of Nonqualified Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C(1)(2)

10.6 Lease Agreement between the Company and B.D.I. Partnership dated February 1, 1988 regarding the Company's former facility at 2141 - 108th Lane N.E., Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988(1)

10.7 Amendment to Lease between the Company and B.D.I. Partnership dated July 1, 1990 regarding the Company's former facility at 2141 - 108th Lane N.E., Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991(1)

10.8 Agreement Regarding Termination of Lease between the Company and B.D.I. Partnership dated February 18, 1991 regarding the Company's former facility at 2141 - 108th Lane N.E., Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991(1)

10.9 License Agreement between the Company and STX, Inc. dated February 21, 1991 regarding the Company's license for knee and elbow pads -- incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991(1)

10.10License  Agreement  between  the  Company,  Wayne  Gretzky  and Janet Jones
     Gretzky  dated as of  December  1, 1994 --  incorporated  by  reference  to
     Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995(1)

10.11License  Agreement  between the Company and Creative Sports Concepts,  Inc.
     dated as of October 31, 1994 -- incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995(1)

10.12License  Agreement between the Company and Katarina Witt effective March 1,
     1992 -- incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992(1)

10.13Player  Agreement  between  the Company and Brett Hull dated as of April 7,
     1992 -- incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992(1)

10.14Company Bonus Plan for certain executive officers of the Company regarding fiscal 1995 -- incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994(1)

10.15Company Bonus Plan for certain executive officers of the Company regarding fiscal 1996 -- incorporated by reference to Exhibit 10.15 to the company's annual report on Form 10-K for the year ended February 28, 1995(1)(2)

10.16The  Company's  1990   Nonqualified   Stock  Option  Plan,  as  amended  by
     resolutions  dated May 25, 1989 --  incorporated  by  reference  to Exhibit
     10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991(1)(2)

10.17Agreement for consulting services dated August 19, 1992 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993(1)(2)

10.18Amendment to Agreement for consulting services dated May 17, 1994 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit
     10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994(1)(2)

10.19Amendment to Agreement for consulting services dated March 9, 1995 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995(1)(2)

10.20The Company's 1993 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993(1)(2)

10.21The Company's 1994 Stock Option and Incentive Compensation Plan -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 28, 1994(1)(2)



---------------------------------
(1)   Incorporated by reference to a previously filed exhibit or report
(2)   Management contract or compensatory plan or arrangement