Form 10-Q
period 1995-11-30
FIRST TEAM SPORTS INC
filed 1996-01-10
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                        Commission File No.:
  November 30, 1995                                               0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (612) 576-3500

                               2274 Woodale Drive
                              Mounds View, MN 55112
                                (Former Address)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,721,000 shares of Common Stock, $.01 par value per share, outstanding as of January 5, 1996.

                                                      PART I
                                               FINANCIAL INFORMATION






Item 1.           Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1995 and February 28, 1995





                                                                            November 30,   February 28,
ASSETS                                                                                         1995
                                                                            -------        -----------
                                                                            (Unaudited)

CURRENT ASSETS
Cash and cash equivalents ................................................   $ 1,716,471   $   601,394
Receivables:
  Trade, less allowance for
  doubtful accounts of $482,000 at
  November 30, 1995 and $562,000 at
  February 28, 1995 ......................................................    23,105,942    16,854,825
  Refundable income taxes ................................................          --          46,146
Inventory (finished goods) ...............................................    14,214,674    15,187,283
Inventory (unfinished goods) .............................................     6,930,194     5,650,888
Prepaid expenses .........................................................       684,195       888,734
Deferred income taxes ....................................................       712,000       501,000
                                                                             -----------   -----------

Total current assets
                                                                             $47,363,476   $39,730,270
EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 at cost
 Vehicles ................................................................   $    63,582   $    62,306
 Office furniture and equipment ..........................................       847,668       650,479
 Warehouse equipment .....................................................       149,821       118,898
 Production equipment ....................................................     3,380,970     2,558,748
 Leasehold improvements ..................................................       161,483       155,738
 Building construction in process ........................................     2,429,450          --
                                                                             -----------   -----------
                                                                             $ 7,032,974   $ 3,546,169
Less accumulated depreciation ............................................     1,454,284       926,284
                                                                             -----------   -----------

                                                                             $ 5,578,690   $ 2,619,885
                                                                             -----------   -----------

OTHER ASSETS
 License agreements, less accumulated
  amortization of $2,300,000 at November
  30, 1995 and $1,807,000 at February
  28, 1995 ...............................................................   $ 2,804,182   $ 3,296,830
 Other ...................................................................       281,813       216,768
                                                                             -----------   -----------

                                                                             $ 3,085,995   $ 3,513,598
                                                                             -----------   -----------

                                                                             $56,028,161   $45,863,753
                                                                             ===========   ===========



                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 1995 and February 28, 1995




                                                                                November 30,     February 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               1995             1995
                                                                                -----------      ------------
                                   (Unaudited)

CURRENT LIABILITIES
  Notes payable to bank ........................................................   $14,159,000   $ 9,064,000
  Current maturities of
   long-term debt ..............................................................       815,972       936,644
  Accounts payable, trade ......................................................     7,690,610     9,015,376
  Accrued expenses .............................................................     2,391,328     2,605,160
  Income taxes .................................................................       347,851          --
                                                                                   -----------   -----------

Total current liabilities ......................................................   $25,404,761   $21,621,180
                                                                                   -----------   -----------




LONG-TERM DEBT,
  less current maturities ......................................................   $ 2,449,810   $ 3,053,494
                                                                                   -----------   -----------


DEFERRED INCOME TAXES ..........................................................   $   400,000   $   339,000
                                                                                   -----------   -----------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share;  authorized  10,000,000 shares; issued and outstanding 5,721,043 shares at November 30, 1995,
   5,628,184 shares at February 28, 1995 .......................................   $    57,210   $    56,282
  Additional paid-in capital ...................................................     8,729,802     8,228,843
  Retained earnings ............................................................    18,986,578    12,564,954
                                                                                   -----------   -----------

                                                                                   $27,773,590   $20,850,079
                                                                                   -----------   -----------

                                                                                   $56,028,161   $45,863,753
                                                                                   ===========   ===========


                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                         Three months ended                 Six months ended
                                                                             November 30,                      November 30,
                                                                         1995              1994             1995          1994
                                                                      -----------      ------------     ------------   -----------


Net sales ..........................................................   $ 22,616,765    $ 24,344,356    $ 76,623,033    $ 66.209,299

Cost of goods sold .... ............................................     15,954,575      16,878,111      52,973,790      46,465,259
                                                                       ------------    ------------    ------------    ------------

Gross profit .......................................................   $  6,662,190    $  7,466,245    $ 23,649,243    $ 19,744,040
                                                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling ..........................................................   $  1,714,894    $  2,017,508    $  6,491,990    $  5,371,511
  General and
   administrative ..................................................      2,173,392       2,180,770       6,314,713       5,906,216
                                                                       ------------    ------------    ------------    ------------

                                                                       $  3,888,286    $  4,198,278    $ 12,806,703    $ 11,277,727
                                                                       ------------    ------------    ------------    ------------

   Operating income ................................................   $  2,773,904    $  3,267,967    $ 10,842,540    $  8,466,313



Other income
  (expense):
  Interest income ..................................................          3,079               0           3,079             149
  Interest expense .................................................       (296,666)       (204,838)       (755,995)       (510,507)
  Other ............................................................              0           8,782               0         (42,773)
                                                                       ------------    ------------    ------------    ------------

   Income before income
    taxes ..........................................................   $  2,480,317    $  3,054,347    $ 10,089,624    $  7,913,182

Income taxes ................ ......................................        893,000       1,109,098       3,668,000       2,924,354
                                                                       ------------    ------------    ------------    ------------

   Net income for the
    period .........................................................   $  1,587,317    $  1,945,249    $  6,421,624    $  4,988,828
                                                                       ============    ============    ============    ============

Net income per common share:
   Primary .........................................................   $       0.27    $       0.34    $       1.06    $       0.89
   Fully diluted ...................................................   $       0.27    $       0.34    $       1.08    $       0.87
                                                                       ============    ============    ============    ============

Weighted  average  number of
 common shares  outstanding
 including  Common Share
 equivalents:
   Primary .........................................................      5,950,429       5,745,320       6,038,616       5,621,781
   Fully diluted ...................................................      5,966,354       5,752,568       5,959,917       5,738,118
                                                                       ============    ============    ============    ============




                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Six Months Ended November 30, 1995 and 1994
                                   (Unaudited)




                                              November 30,    November 30,
                                                  1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ..............................   $ 6,421,624    $ 4,988,828
  Adjustments required to reconcile net
   income to net cash provided by (used in)
   operating activities:
   Depreciation ...........................       528,000        330,331
   Amortization ...........................       525,948
   Deferred income taxes ..................      (150,000)          --
   Change in assets and liabilities:
    Receivables ...........................    (6,251,117)    (8,744,972)
    Inventories ...........................      (306,697)    (5,045,286)
    Prepaid expense .......................       204,539        (86,008)
    Accounts payable ......................    (1,324,766)     6,449,200
    Accrued expenses ......................      (213,832)     1,734,052
    Income taxes ..........................       393,997        (31,000)
                                              -----------    -----------

    Net cash used in
     operating activities .................   ($  172,304)   ($   74,153)
                                              -----------    -----------



CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment .......   ($3,486,805)   ($  562,727)
 Other ....................................       (98,345)       (48,969)
                                              -----------    -----------

    Net cash used in investing activities .   ($3,585,150)   ($  611,696)
                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds on short-term
  borrowings ..............................   $ 5,095,000    $ 1,252,000
 Principal payments on long-term
  borrowings ..............................      (724,356)      (592,818)
 Net proceeds from
  issuances of common stock: 1995,
  92,859 shares; 1994, 38,721 shares ......       501,887        364,732
                                              -----------    -----------

   Net cash provided by
    financing activities ..................   $ 4,872,531    $ 1,023,914
                                              -----------    -----------

   Increase in cash and
    cash equivalents ......................   $ 1,115,077    $   338,065

Cash and cash equivalents:
 Beginning ................................   $   601,394    $   417,987
                                              -----------    -----------

 Ending ...................................   $ 1,716,471    $   756,052
                                              ===========    ===========



                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

          The consolidated condensed balance sheet as of November 30, 1995 and the consolidated statements of operations for the three-month and nine-month periods ended November 30, 1995 and November 30, 1994 and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1995 and November 30, 1994 and for all periods presented have been made. The operating results for the period ended November 30, 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain   information  and  footnote   disclosures   normally  included  in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

              Net Sales. The Company's net sales for the third quarter of fiscal 1996 (the quarter ended November 30, 1995) were $22,616,765, a decrease of 7% over the comparable quarter of fiscal 1995 when net sales were $24,344,356. Net sales for the first nine-months of fiscal 1996 were $76,623,034, compared to $66,209,299 for the first nine-months of fiscal 1995, an increase of 16%. Net export sales were $3,582,151, or 16% of total sales, in the third quarter of fiscal 1996 compared to $2,449,611, or 10% of total sales, in the third quarter of fiscal 1995. The net export sales for the third quarter of fiscal 1996 and 1995 consisted of Canadian net sales of $459,978 and $623,171 and net sales outside of North America of $3,122,173 and $1,826,440 respectively. In-line skate sales accounted for approximately 82% and 84% of total sales in the third quarter of fiscal 1996 and fiscal 1995 respectively. Accessories, street hockey equipment, and ice skate sales accounted for approximately 10%, 3%, 5%, and, 7%, 6% and 3% of total sales in the third quarter of fiscal 1996 and fiscal 1995 respectively. Sales to the Company's ten largest accounts accounted for approximately 77% of the Company's sales in the third quarter of fiscal 1996 compared to 71% of sales in the third quarter of fiscal 1995. The total backlog orders as of January 4, 1996 were approximately $23,875,000 compared to $21,887,000 as of January 5, 1995. Included in the Company's current backlog are orders in the amount of $21,676,000 for future ship dates.

     Several factors contributed to the decrease in the Company's sales in the third quarter of fiscal 1996. The retail environment was pessimistic and cautious toward the holiday selling season and thus retailers kept their purchases on the conservative side. With the soft retail environment the level of customer reorders were below Company expectations. In addition, with the industry anticipating another growth year in 1995 similar to that of 1994, the marketplace was inundated with product early, resulting in excess inventory levels prior to the holiday selling season. The increase in the Company's sales for the first nine-months of fiscal 1996 compared to fiscal 1995, is a result of the Company's emphasis on building brand image and awareness with innovative new products, (e.g. the Company's new disc braking system (DBS)). This emphasis resulted in strong sales during the first six-months of fiscal 1996. The Company has also been able to capitalize on the continued growth of the industry, particularly in foreign markets. The Company's net export sales increased 46% in the third quarter and 175% in the first nine-months of fiscal 1996 compared to the third quarter and first nine-months of fiscal 1995 respectively.

              Gross Margin. In the third quarter of fiscal 1996, the Company's gross margin was 29.5% of net sales compared to a gross margin of 30.7% in the third quarter of fiscal 1995. This decrease was due primarily to an increase in sales of the Company's lower margin Skate Attack products as a percentage of total product sales. The Company's Skate Attack brand is made overseas and is sold primarily to mass merchant customers.

          Operating Expenses. The Company's operating expenses, (consisting of selling expenses and general and administrative expenses), for the third quarter of fiscal 1996 were $3,888,286, or 17% of net sales, compared to $4,198,278, or 17% of net sales, in the third quarter of fiscal 1995.

Selling expenses were $1,714,894, or 8% of net sales in the third quarter of fiscal 1996, compared to $2,017,508, or 8% of net sales, in the third quarter of fiscal 1995. Selling expenses decreased $302,614 (or 15%) in the third quarter of fiscal 1996, compared to the third quarter of fiscal 1995. This decrease can be attributed to reduced commissions, and promotional expenses associated with the decreased sales volume.

General and administrative expenses were $2,173,392 or 9% of net sales in the third quarter of fiscal 1996, compared to $2,180,770 or 9% of net sales in the third quarter of fiscal 1995.

          Net Income. The Company had net income of $1,587,317 or $.27 per share, in the third quarter of fiscal 1996, compared to $1,945,249, or $.34 per share in the third quarter of fiscal 1995. This represents a decrease of $357,932 (or 18%) in total earnings and a decrease of $.07 (or 20%) in earnings per share. This decrease can be attributed to the decrease in sales and gross margins.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents were $1,716,471 as of November 30, 1995, compared to $601,394 as of February 28, 1995. This increase in cash and cash equivalents is a result of $4,872,531 of cash provided by financing activities being partially offset by $3,585,150 of cash used in investing activities and $172,304 of cash used in operating activities. The net cash used in operating activities for the first nine-months of fiscal 1996 resulted primarily from the net earnings and the net effect of the change in receivables, inventories and payables. The net cash used in investing activities was primarily used for the purchase of capital assets including the Company's new warehouse and office facility. The net cash provided by financing activities was primarily from the net borrowings on the Company's line of credit.

         The Company had net working capital of $21,958,715 as of November 30, 1995, compared to $18,109,090 as of February 28, 1995. The Company's current ratio at November 30, 1995 was 1.9 to 1 compared to 1.8 to 1 at February 28, 1995. The improvement in the Company's net working capital and current ratio was primarily attributable to an increase in the Company's cash and receivables and a decrease in accounts payable.

                  The Company's debt-to-worth ratio was 1 to 1 on November 30, 1995, compared to 1.2 to 1 on February 28, 1995. The Company's long-term debt, which primarily consists of obligations under endorsement license agreements and equipment notes, less current maturities, was $2,449,810 as of November 30, 1995. As of November 30, 1995, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000,000. In addition, the Company has a lease line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and leasehold improvements. As of November 30, 1995, $243,000 was outstanding on this credit facility.

                  The Company has entered into a development agreement and construction contract to build an office and warehouse facility at a projected cost of approximately $5,500,000. The Company commenced occupying date for the new facility on January 1, 1996. The Company anticipates financing the new facility through a conventional real estate mortgage. As of November 30, 1995 the Company had borrowed approximately $2,400,000 on the $15,000,000 line of credit to pay for construction costs to date on the new facility.

                  The Company believes that its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the cash flows for operating activities at projected levels of sales through fiscal 1996.



                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  See Exhibit Index at p. 13 of this Form
             10-Q.

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



                                           FIRST TEAM SPORTS, INC.



                                           By:/s/ John J. Egart
                                              John J. Egart
                                              President and CEO



                                       and By:/s/ Robert L. Lenius, Jr.
                                              Robert L. Lenius, Jr.
                                              Vice President-Finance
                                              (Principal Financial Officer)



Dated:            January 9, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


For Quarter Ended:             Commission File No.:  0-16422
November 30, 1995

-------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
-------------------------------------------------------------------

Exhibit


     3.1 Articles of  Incorporation,  as  amended--incorporated  by reference to
Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended February 28, 1994 *

     3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C *

     4.1 Specimen of Common Stock Certificate--incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 *

     27 Financial Data Schedule (filed only with electronic version)








----------------------

*   Incorporated by reference to a previously filed exhibit or report