Form 10-K405
period 1996-02-29
FIRST TEAM SPORTS INC
filed 1996-05-28
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 1996         Commission File No.: 0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

          Minnesota                                     41-1545748
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (612) 576-3500
                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                         Preferred Stock Purchase Rights
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 20, 1996 was approximately $76,663,697 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at May 20, 1996: 5,738,250 shares.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business.

         First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contractors) and distribution of in-line roller skates, ice skates, street hockey equipment and related accessory products. In-line roller skates feature wheels mounted in a straight line on a composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986 by David G. Soderquist, John J. Egart and Ronald W. Berg. Mr. Soderquist and Mr. Egart continue to serve as executive officers and directors of the Company. First Team Sports Exports, Inc., the Company's wholly owned subsidiary, was incorporated in April 1991 as a U.S. Virgin Islands corporation. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiary.

         (b)      Financial Information about Industry Segments.

         The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contractors) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6, 7, 8 and 14.

         (c)      Narrative Description of Business.

                  (1)      Products.

         The Company's principal products are in-line roller skates marketed under the ULTRAWHEELS(R), ULTRAWHEELS GRETZKY 802(R), SKATE ATTACK(R), STREET ATTACK(TM), ROLL USA(TM) and AIRBORNE(TM) brand names. The Company also supplies in-line roller skates under various third party private labels. ULTRAWHEELS brand skates, marketed to the specialty and chain sporting goods dealer, are provided in twenty different models: Millennium(TM), Spectrum(TM), Azure(TM), The Great One(TM), Katarina Allure(TM), Infinity(TM), Infinity LS(TM), Vision(TM), Ultra-Elite(TM), Ultra-Extreme(TM), Ultra-Extreme LS(TM), Pacific Coast Highway One(TM), Impulse(TM), Circuit(TM), Sonic(TM), Lazer(TM), Lite-Mite(TM), Gretzky MVP(TM), Gretzky 802(TM) and Brett Hull Power Play(TM). The twenty different models include styles designed for adult and youth recreational skaters, performance/fitness skaters and in-line roller hockey players. The Skate Attack, Street Attack, Roll USA and Airborne branded products are produced for sales to the mass merchant market. The Skate Attack brand skates are provided in six different models: Profile(TM), Eclipse(TM), Quest(TM), Quattro(TM), Katarina Charm II(TM) and Thunderbolt II. The Roll USA brand consists of three models: Edge(TM), Hawk(TM) and Storm(TM). The Street Attack brand consists of two in-line roller hockey models: Gretzky Street Attack Senior(TM) and Gretzky Street Junior(TM). The Company's in-line roller skates consist of a molded plastic boot with integrated frame, or a frame riveted to the bottom of the boot and high-density polyurethane wheels mounted on ball bearings. The Company's ice skate line consists of one figure skate model and one hockey skate model. The figure skate model is endorsed by figure skating champion, Katarina Witt. The hockey skate model is endorsed by National Hockey League superstar, Brett Hull.

         The Company began shipment of its new high-performance fitness and cross-training skates in February 1996. The Millennium, Spectrum and Azure in-line skates feature the Company's innovative molding process called intec(TM) system technology. This patented technology allows the Company to take a stiff glass-reinforced nylon frame and insert-mold it into a polyurethane boot. The Company believes this allows an integrated boot and frame, each made of ideal materials, to be combined for unparalleled stiffness, durability and power transfer.

         Also in February 1996, the Company introduced an enhanced version of its award-winning DBS(TM) (disc brake system) called DBS-XT(TM). This enhanced version allows skaters to adjust brake tension and angle based on terrain and personal preferences. DBS-XT was shipped on three UltraWheels models:
Millennium, Spectrum and Azure. The DBS brake introduced in 1995 has also been upgraded to include the tension adjustment feature and is marketed as the Adjustable DBS(TM). The Adjustable DBS was shipped on three skates in 1996:
Infinity, Infinity LS and Sonic. Another DBS version marketed as DBS-LE(TM) was shipped on the Profile under the Skate Attack brand name. The Company believes that the patented DBS system gives skaters the maneuverability and control they can't get with the traditional friction brake systems and is more durable, far outlasting friction brakes.

         The Company also began shipment of its new high-performance fitness and cross-training skate, The Millennium, in February 1996.

                  (2)      Status of products in development.

         The Company continues to capitalize on a growing segment of the in-line market, roller hockey, with the increased Gretzky 802 line. The high-performance line features three skates and accessories, including sticks, gloves, knee/shin pads, elbow pads, balls, pucks and nets. Since its introduction in September of 1995, the line has seen revisions including increased component quality and better graphics. All products are currently shipping.

         The Company has also invested heavily in the growing "aggressive" market with the development of the line which will be marketed under the brand name Sabotage(TM). The Sabotage line will include three aggressive skates:
Sabotage ST, Sabotage RP and Sabotage FY. Accessories, including wrist guards, knee pads and helmets, will also be marketed under the Sabotage brand name. Shipments of the line are expected to begin in July 1996.

         The Company continues to develop new features and styles to its existing line of skates and accessories. The Company also intends to introduce new products as testing is completed to its satisfaction and funding is available. There is no assurance, however, that the Company will be successful in introducing new products or that such new products will prove commercially acceptable.

                  (3)     Source of Materials.

         The Company's products are sourced from independent contractors located in the United States and foreign countries. These suppliers manufacture, assemble and package the Company's products under the detailed specifications of the Company. The independent contractors are responsible for shipment to the Company's warehouse in Minneapolis, Minnesota or directly to certain major customers' distribution centers and warehouses.

         The components for the Company's products are manufactured by independent contractors, also located in the United States and foreign countries, who have been procured by the Company's suppliers or, frequently, by management of the Company.

         The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contracts for production. All purchase orders are in U.S. Dollars.

                  (4) Patents, trademarks, licenses, franchises and concessions.

         The Company markets its products under a number of trade names and trademarks, including the following principal trademarks or registered trademarks of the Company: "Ultra-Wheels," "Skate Attack," "Official Skate of Street Hockey," "Euro-Sport," "Euro Rail," "Ultra-Ice" and "Street Attack." The Company owns approximately ten United States trademark registrations and, in addition, has several pending trademark applications. The Company owns a large number of foreign trademark registrations, regularly files for registration of its more important trademarks in the United States and in numerous foreign countries and has several pending applications. The Company relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks. The Company has licenses to use the names and likeness of various hockey players, figure skaters and related organizations as mentioned above. The Company has also filed five patent applications covering various parts of in-line skates and methods of producing its products.

                  (5) and (6)  Seasonality and Working Capital.

         The Company's marketing area covers North America, South America, Europe, Australia and the Far East. This large and diverse marketing area, along with the acceptance of the Company's products by athletes and recreational users, has reduced the seasonal variations in the Company's sales and in the demands on the Company's working capital.

                  (7)      Major Customers.

         Certain customers of the Company have accounted for a more than 10% of the Company's sales in one or more of the past three fiscal years. In fiscal 1996, Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 27% of the Company's total revenues and Target Stores, based in Minneapolis, Minnesota, accounted for approximately 12% of the Company's total revenues. In fiscal 1995, Target Stores accounted for approximately 18% of the Company's total revenues and Wal-Mart accounted for approximately 18% of the Company's total revenues. In fiscal 1994, Target Stores accounted for approximately 30% of the Company's total revenues.

                  (8)      Backlog.

         The Company had approximately $10,369,364 in unfilled purchase orders as of May 22, 1996, compared to approximately $17,455,091 in unfilled purchase orders on May 12, 1995. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 1996 fiscal year. Approximately $5,997,952 of these backlog orders is a result of spring booking orders to be shipped at future dates, and approximately $4,371,412 is a result of orders of products that are temporarily unavailable.

                  (9)      Government contracts.

         The Company has no Government contracts.

                  (10)     Competition.

         The principal competitive factors in the in-line roller skate industry are name recognition, price and product performance. The main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels and the quality and lubrication of the wheel bearings. The Company offers a 90-day warranty on its products, which the Company believes is an important competitive factor. Beyond such warranty, the Company does not offer service on its products and does not believe that service is an important competitive factor.

         The Company believes it has a significant share of the in-line roller skate market. Rollerblade, Inc., maker of Rollerblades, is considered to be the market leader. While the Company competes with Rollerblade, Inc. in all price and quality ranges, it is the Company's belief that the majority of other competitors in the in-line roller skate industry offer lower-priced and lower-quality products. The Company believes that it would not be difficult for other companies, both new enterprises and established members of the sporting goods industry, to enter the in-line roller skate market, and, in fact, many new companies have entered this market in recent years.

                  (11)     Research and development.

         Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1996, 1995 or 1994.

                  (12)     Effect of environmental regulation.

         To the extent that the Company's management can determine, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had or is expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                  (13)     Employees.

         As of May 8, 1996, the Company employed 96 full-time employees and 4 part-time employees.

         (d)      Export Sales.

         The Company's wholly owned subsidiary, First Team Sports Exports, Inc., was formed in April 1991, which subsidiary has no assets attributable to any specific foreign geographic area. In fiscal 1996, First Team Sports Exports, Inc. had export sales of $25,818,632, which represented 27% of the total fiscal 1996 net sales of the Company. Export sales in fiscal 1995 were approximately 13% of total sales. Canadian net sales were $10,358,169 (11% of total sales) in fiscal 1996, $4,986,591 (6% of total sales) in fiscal 1995 and $1,218,044 (4% of total sales) in fiscal 1994. Sales outside North America were $15,460,463 (16% of total sales) in fiscal 1996, $5,980,846 (7% of total sales) in fiscal 1995 and $1,536,740 (4% of total sales) in fiscal 1994.


ITEM 2.  PROPERTIES

         The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property which had a balance of $4,674,986 as of May 8, 1996.

         The leases of the Company's former facility, located at 2274 Woodale Drive, Mounds View, Minnesota, which were to expire in August 1997, were terminated on April 11, 1996 through a lease buy-out agreement totaling approximately $375,000. The Company properly accounted for this buy-out in fiscal 1996.


ITEM 3.  LEGAL PROCEEDINGS

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the quarter ended February 29, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth the names and ages of current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year. There are no family relationships among the officers named below.


Name and Age of                   Current Positions with Company and Principal
Executive Officer                       Occupations for the Past Five Years


John J. Egart       President and  Chief  Executive Officer of the Company since
         46         January 1994;   Director of the  Company since the Company's
                    inception  in May  1986;  Executive  Vice  President  of the
                    Company from the Company's  inception in May 1986 to January
                    1994.  Mr. Egart also serves as a director of Kelly  Russell
                    Studios, Inc.

David G. Soderquist   Vice Chairman of the Company since January 1994; Director
         47           of the Company since the Company's inception in May 1986;
                      President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.

Robert Lenius, Jr.   Vice President and Chief Financial  Officer of the  Company
         48          since July 1991; Vice President/Finance of the Company from
                     July 1987 to July 1991.

Susan L. Joch        Vice President/Marketing of  the  Company  since  November
         35          1993; Director of Marketing of the Company from  July 1991 to November  1993;  Product  Marketing  Manager  for  Tonka
                     Corporation, a toy  manufacturer,  from  June  1989 to July
                     1991.

Craig Zelinske       Vice President/Sales of the Company  since December  1994;
         43          National Sales Manager of  the Company  from June 1991  to
                     December 1994; National Sales Manager For Action & Leisure,
                     Inc., a distributor of athletic  footwear,  from  September
                     1979 to June 1991.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a)      Market Information.

         The range of bid quotations for the Company's Common Stock during fiscal 1995 and fiscal 1996 was as follows:


Quarter Ended                      High*             Low*

May 31, 1994                       $6-1/8            $4-3/8
August 31, 1994                    $9-1/2            $5-1/2
November 30, 1994                  $11               $8-7/8
February 28, 1995                  $26               $9-1/8

May 31, 1995                       $25-1/2           $18
August 31, 1995                    $31-3/4           $19
November 30, 1995                  $21-3/4           $10-3/4
February 29, 1996                  $18-3/4           $12-1/4


      *  Prices  have  been   adjusted  to  reflect  the  3-for-2   stock  split
         implemented on February 3, 1995.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP." The above prices are bid quotations and may not necessarily represent actual transactions.

         (b)      Holders.

         As of May 20, 1996, there were approximately 406 holders of record of the Company's Common Stock.

         (c)      Dividends.

         The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA

                                    Years ended February 29, 1996, February 28, 1995,
                                           1994 and 1993, and February 29, 1992


                                   1996           1995          1994        1993          1992
                                   ----           ----          ----        ----          ----

Operations Data:

Net Sales                       $97,667,448   $85,528,860   $35,534,892   $38,244,144   $27,168,871

Net Income                        7,811,857     6,098,757       635,409     2,961,948     1,899,347

Net Income Per Share                   1.30          1.07           .12           .54           .35

Cash Dividends Paid Per Share          --            --            --            --            --



Balance Sheet Data:

  Total Assets                  $55,957,802   $45,863,753   $29,596,443   $20,323,893   $20,601,254

  Working Capital                24,944,985    18,109,090    11,589,217    11,175,839     7,931,311

  Long-Term Obligations           6,880,360     3,053,494     1,800,072     1,641,248     1,817,314

  Shareholders' Equity           29,830,283    20,850,079    13,939,578    13,279,475     9,522,864



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Comparison of Results of Operations Fiscal 1996 to Fiscal 1995

         Net Sales. Net sales increased $12.2 million (or 14%) from $85.5 million in 1995 to $97.7 million in 1996. This increase was due principally to increased sales volume. In-line roller skate sales increased 18%, accessories and parts increased 7%, ice skates increased 50%, and roller hockey products decreased 41% from fiscal 1995 to fiscal 1996. Sales of in-line skates accounted for approximately 84% of total sales in fiscal 1996 compared to 82% of total sales in fiscal 1995. Ice skate sales accounted for approximately 2% of total sales in fiscal 1996, compared to 1% of total sales in fiscal 1995. Sales of accessories and parts accounted for approximately 11% of total sales in fiscal 1996 compared to approximately 12% of total sales in fiscal 1995. Street hockey equipment accounted for approximately 3% of total sales in fiscal 1996 compared to 5% in fiscal 1995. Sales to the Company's ten largest accounts accounted for 59% of the Company's total sales in fiscal 1996, compared to 61% of the Company's total sales in fiscal 1995 and 69% in fiscal 1994 (See Note 2 in Notes to Financial Statements).

         The worldwide markets for the Company's products continue to expand, and, as a result, the Company was able to substantially increase its foreign sales in fiscal 1996. Domestic sales were 73% of total net sales in fiscal 1996 compared to 87% in fiscal 1995, while export sales were 27% of total net sales in fiscal 1996, compared to 13% in fiscal 1995. Sales in Canada were 11% of total net sales in fiscal 1996, compared to 6% of total net sales in fiscal 1995. Sales outside North America were 16% of total net sales in fiscal 1996, compared to 7% of net sales in fiscal 1995.

         The overall increase in net sales during fiscal 1996 resulted from the Company's ability to capitalize on continued industry growth, especially in foreign markets. The lower percentage of domestic sales to total sales was due primarily to a very difficult holiday retail environment and an industry wide excess inventory situation at retail in the last half of fiscal 1996. In addition, during fiscal 1996, the Company made a commitment to improve its product line and to concentrate on increasing its penetration of the specialty shop market. Since the introduction of the Company's new product line, the Company has opened up over 250 new specialty shop accounts.

         The Company's products continue to be endorsed by major sports figures and celebrities including: Wayne Gretzky, NHL's all-time leading scorer, Janet Jones Gretzky and Brett Hull, one of NHL's prolific goal scorers.

         Gross Margin. The Company's gross margin increased $3,767,453 (or 15%) between fiscal 1995 and fiscal 1996. Gross margin as a percentage of net sales was 30% in fiscal 1996 and fiscal 1995. The relatively flat gross margin percentage is a result of reduced gross margin percentages on sales of the Company's mass merchant products being offset by an increase in the Company's higher margin, high end UltraWheels product sales and by continued improvement in the Company's inventory control and forecasting procedures. The Company's UltraWheels in-line skate sales and non-UltraWheels in-line skate sales accounted for approximately 42% and 58% of in-line skate sales for fiscal 1996, respectively, and 36% and 64% of in-line skate sales for fiscal 1995, respectively.

         Operating Expenses. The Company's operating expenses (consisting of selling expenses and general and administrative expenses) were $16,115,256, or 16% of net sales, for fiscal 1996 and $14,940,316, or 17% of net sales, for fiscal 1995.

         Selling expenses increased $713,501 (or 10%) between fiscal 1995 and fiscal 1996, and were approximately 8% of sales in both fiscal 1996 and 1995. The increase in selling expenses in fiscal 1996 can be attributed to additional endorsement royalties and advertising and promotional expenses associated with the new products and the increased sales volume.

         General and administrative expenses increased $461,439 (or 6%) between fiscal 1995 and fiscal 1996 and remained relatively constant at approximately 9% as a percentage of net sales in fiscal 1995 and 1996. The increase in general and administrative expenses in fiscal 1996 was the result of increased personnel and occupancy expenses incurred to manage the increased sales volume.

         In total, the selling and general and administrative expenses as a percentage of net sales decreased as a result of various procedures implemented by management to control spending and expenses.

         Other Income and Expense. Interest expense for fiscal 1996 was $892,321, or 1% of net sales, compared to $761,074, or 1% of net sales, for fiscal 1995. The increase in interest expense was due to the use of the Company's bank line of credit associated with the construction of the Company's new facility and the effect of the Gretzky license obligation that was amended in December 1994. The other income/(expense) in fiscal 1996 was a result of the Company disposing of retired equipment.

         Net Income. Net income increased $1,713,100 (or 28%) and earnings per share increased $.23 (or 22%) between fiscal 1995 and fiscal 1996. The increase in net income and earnings per share are a result of the factors discussed above. The percentage increase in net income and earnings per share substantially exceeded the percentage increase in net sales as a direct result of the Company's strong commitment to control costs.

         Comparison of Results of Operations Fiscal 1995 to Fiscal 1994

         Net Sales. Net sales increased $50 million (or 141%) from $35.5 million in fiscal 1994 to $85.5 million in fiscal 1995. This increase was due to increased sales volume. In-line roller skate sales increased 144%, accessories and parts increased 103%, and roller hockey products increased from an insignificant amount to 5% of net sales in fiscal 1995 compared to fiscal 1994. In-line skate sales accounted for approximately 82% of total sales in fiscal 1995 and 1994. Ice skate sales accounted for 1% of total sales in fiscal 1995 compared to 3% of total sales in fiscal 1994. Accessories and parts accounted for approximately 12% of total sales in fiscal 1995 compared to 15% of total sales in fiscal 1994. Sales to the Company's ten largest accounts accounted for 61% of the Company's total sales compared to 69% of the Company's total sales in fiscal 1994.

         Domestic sales were 87% of total net sales in fiscal 1995 compared to 92% in fiscal 1994, while export sales were 13% of total net sales in fiscal 1995 compared to 8% in fiscal 1994. Sales in Canada were 6% of total net sales in fiscal 1995 compared to 4% in fiscal 1994, and sales outside North America were 7% of total net sales in fiscal 1995 compared to 4% in fiscal 1994.

         Management believes that the Company was able to capitalize on rapid industry growth and gained market share in fiscal 1995. During fiscal 1995, the Company had an increase of approximately 33% in its customer base, which included several large national retailers.

         Gross Margin. The Company's gross margin increased $15.9 million (or 167%) between fiscal 1994 and fiscal 1995. Gross margin as a percentage of net sales was 30% in fiscal 1995 compared to 27% in fiscal 1994. The increase in gross margin percentage can be attributed to an increase in sales of the Company's Made-In-USA skates as a percentage of the Company's total in-line skate sales and continued improvement in the Company's inventory control procedures.

         Operating Expense The Company's operating expenses (consisting of selling and general and administrative expenses) were $14,940,316, or 17% of net sales, for fiscal 1995, compared to $8,035,050, or 23% of net sales, for fiscal 1994.

         Selling expenses increased $3,587,030 (or 103%) between fiscal 1994 and fiscal 1995 and decreased as a percentage of net sales from 10% in fiscal 1994 to 8% in fiscal 1995. The increase in selling expenses can be attributed to additional commissions and advertising expenses associated with the increased sales volume.

         General and administrative expenses increased $3,318,236 (or 73%) between fiscal 1994 and fiscal 1995, and decreased as a percentage of net sales from 13% in fiscal 1994 to 9% in fiscal 1995. The increase in general and administrative expenses was the result of increased personnel and occupancy expenses incurred to manage the increased sales volume.

         Other Income and Expense. Interest expense was $761,074, or 1% of net sales, in fiscal 1995 compared to $462,419, or 1% of net sales, in fiscal 1994. The increase in interest expense was due to the increased use of the Company's bank line of credit associated with the increased sales volume. The other income/expense in fiscal 1995 was a result of the Company disposing of retired production equipment.

         Net Income. Net income for fiscal 1995 was $6,098,757, or $1.07 per share, compared to $635,409, or $.12 per share, in fiscal 1994. The increase is a result of the factors discussed above.


Liquidity and Capital Resources.

         The Company's cash and cash equivalents were $2,166,863 as of February 29, 1996, compared to $601,394 as of February 28, 1995. The increase in cash and cash equivalents in fiscal 1996 is a result of $8,535,572 of cash provided by operating activities and $539,169 of cash provided by financing activities being offset by $7,509,272 of cash used in investing activities. The net cash provided by operating activities was primarily from the net effect of the increase in inventories, payables and net income, which can be attributed to the increased sales volume. The net cash provided by financing activities in fiscal 1996 was primarily proceeds received from the exercise of stock options. The net cash used in investing activities was primarily for the purchase of capital assets.

         The Company had net working capital of $24,944,985 as of February 29, 1996, compared to $18,109,090 as of February 28, 1995. The Company's current ratio at February 29, 1996 was 2.4 to 1 compared to 1.8 to 1 as of February 28, 1995. The improvement in the Company's net working capital was primarily attributable to increases in the Company's cash and inventories and a decrease in the Company's line of credit balance.

         The Company's debt-to-worth ratio was .9 to 1 as of February 29, 1996, compared to 1.2 to 1 as of February 28, 1995. The Company's long-term debt, which consists primarily of the mortgage note on the Company's new office and warehouse facility and obligations under endorsement license agreements, less current maturities, was $6,880,360 as of February 29, 1996 (see Note 5 in Notes to Financial Statements). As of February 29, 1996, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000,000, of which $5,268,000 was outstanding. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of February 29, 1996, $215,643 was outstanding on this credit facility.

         The Company believes that its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the cash flows for operating activities at projected levels of sales through fiscal 1997.

                              CAUTIONARY STATEMENTS

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

         Competition. The Company competes with numerous manufacturers of in-line skates domestically and internationally and anticipates future competition from other large and well-established sporting good manufacturers. Rollerblade, Inc. is the Company's primary competitor and has substantially greater resources than the Company. The intense competition in the in-line skate market has put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) control manufacturing costs and offer products at commercially-acceptable prices; (ii) develop new products and generate market acceptance of such products; and (iii) continue to develop and expand its international business.

         Dependence on Key Customers. During the fiscal year ended February 29, 1996, sales to the Company's two largest customers accounted for 27% and 12%, respectively, of the Company's revenues for fiscal 1996. Competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's relationship with these customers. Decreased orders from either of these customers could have a material adverse impact on the Company's financial results.

         Stock Market Volatility. Historically, the Company's stock price has been subject to significant volatility. Any deviation in the Company's actual results from market expectations has often resulted in significant stock price fluctuations, both positive and negative, and the Company has no reason to believe such stock price fluctuations will not continue to occur.

         Historical Growth. The Company's sales in fiscal 1996 and fiscal 1995 were $97,667,448 and $85,828,860, respectively, representing growth of 14% and 141%, respectively. The Company attributes this growth in large part to the growth of the in-line skate market generally. Any decrease in the rate of growth of the in-line skate market can be expected to negatively impact the sales growth of the Company. The Company has no assurance that its historical sales growth will continue in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed below are included herein immediately following the signature page on the pages set forth:

                                                                           Page
         Independent Auditor's Report on Consolidated
            Financial Statements ...........................................F-1

         Consolidated Balance Sheets as of February 29, 1996
            and February 28, 1995 ..........................................F-2

         Consolidated Statements of Income for the years
            ended February 29, 1996 and February 28, 1995 and 1994 .........F-4

         Consolidated Statements of Shareholders' Equity
            for the years ended February 29, 1996 and
            February 28, 1995 and 1994 .....................................F-5

         Consolidated Statements of Cash Flows for the
            years ended February 29, 1996 and
            February 28, 1995 and 1994 .....................................F-6

         Notes to Consolidated Financial Statements ........................F-7

         Independent Auditor's Report on Schedule II ......................F-16

         Schedule II -  Reserve Accounts ..................................F-17

Schedules I, III, IV and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Other than "Executive Officers of the Company," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Shareholders.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Shareholders.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Shareholders.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      Documents filed as part of this report.

               (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

               Independent   Auditor's   Report   on   Consolidated    Financial
               Statements.

               Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995.

               Consolidated Statements of Income for the years ended February 29, 1996 and February 28, 1995 and 1994.

               Consolidated Statements of Shareholders' Equity for the years ended February 29, 1996 and February 28, 1995 and 1994.

               Consolidated Statements of Cash Flows for the years ended February 29, 1996 and February 28, 1995 and 1994.

               Notes to Consolidated Financial Statements.

               (2) Financial Statement Schedules. The following schedule is included in Part II, Item 8, of this Annual Report on Form 10-K:

          Independent Auditor's Report on Financial Schedule II.

          Schedule II - Reserve Accounts.

                  Schedules I, III, IV and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

                  (3)      Exhibits.

                  The following exhibits are included in this report: See "Exhibit Index to Form 10-K" beginning at page E-1 immediately following the financial statements of this Form 10-K.

         (b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended February 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST TEAM SPORTS, INC.



May 28, 1996                               By  /s/ John J. Egart
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints John
J. Egart and Robert L. Lenius, Jr. as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


May 28, 1996                    /s/ John J. Egart
                                John J. Egart
                                President, Chief Executive Officer and Director
                                (Principal executive officer)


May 28, 1996                    /s/ David G. Soderquist
                                David G. Soderquist
                                Vice Chairman and Director

(Signatures continued
on following page)

May 28, 1996                    /s/ Joe Mendelsohn
                                Joe Mendelsohn
                                Chairman and Director


May 28, 1996                    /s/ Timothy G. Rath
                                Timothy G. Rath
                                Director


May 28, 1996                    /s/ Stanley E. Hubbard
                                Stanley E. Hubbard
                                Director

May 28, 1996                    /s/ Robert L. Lenius, Jr.
                                Robert L. Lenius, Jr.
                                Vice President and Chief Financial Officer
                                (Principal financial and accounting officer)

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

We have audited the accompanying consolidated balance sheets of First Team Sports, Inc. and Subsidiary as of February 29, 1996, and February 28, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Team Sports, Inc. and Subsidiary as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.


                                           /s/ McGladrey & Pullen, LLP

St. Paul, Minnesota
April 4, 1996

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
February 29, 1996 and February 28, 1995

ASSETS (Notes 4 and 5)                                       1996          1995
                                                         -----------   -----------
Current Assets
     Cash and cash equivalents                           $ 2,166,863   $   601,394
     Receivables:
         Trade, less allowance for doubtful accounts
            1996 $489,000; 1995 $562,000                  16,228,666    16,854,825
         Refundable income taxes                             155,146        46,146
     Inventory (Note 3)                                   22,813,850    20,838,171
     Prepaid expenses                                        960,079       888,734
     Deferred income taxes (Note 7)                          827,000       501,000
                                                         -----------   -----------
                   Total current assets                   43,151,604    39,730,270
                                                         -----------   -----------

Property and Equipment, at cost
     Land (Note 11)                                          600,000          --
     Building                                              4,825,740          --
     Production equipment                                  4,069,078     2,558,748
     Office furniture and equipment                        1,509,120       650,479
     Warehouse equipment                                     315,509       118,898
     Leasehold improvements                                     --         155,738
     Vehicles                                                 46,925        62,306
                                                         -----------   -----------
                                                          11,366,372     3,546,169

     Less accumulated depreciation and amortization        1,511,689       926,284
                                                         -----------   -----------
                                                           9,854,683     2,619,885
                                                         -----------   -----------

Other Assets
     License agreements, less accumulated amortization
         1996 $2,459,000; 1995 $1,807,000 (Note 9)         2,645,268     3,296,830
     Other                                                   306,247       216,768
                                                         -----------   -----------
                                                           2,951,515     3,513,598
                                                         -----------   -----------
                                                         $55,957,802   $45,863,753
                                                         ===========   ===========

See Notes to Consolidated Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                           1996          1995
                                                           -----------   -----------
Current Liabilities
     Note payable to bank (Note 4)                         $ 5,268,000   $ 9,064,000
     Current maturities of long-term debt                      943,060       936,644
     Trade accounts payable                                  9,462,883     9,015,376
     Accrued expenses                                        2,532,676     2,605,160
                                                           -----------   -----------
                   Total current liabilities                18,206,619    21,621,180
                                                           -----------   -----------



Long-Term Debt, less current maturities (Notes 4 and 5)      6,880,360     3,053,494
                                                           -----------   -----------


Deferred Income Taxes (Note 7)                                 440,000       339,000
                                                           -----------   -----------


Deferred Revenue (Note 11)                                     600,000          --
                                                           -----------   -----------


Commitments (Note 9)



Shareholders' Equity (Note 8)
     Common stock, par value $0.01 per share; authorized
         10,000,000 shares; issued and outstanding 1996
         5,721,000 shares; 1995 5,628,184 shares                57,210        56,282
     Additional paid-in capital                              9,396,802     8,228,843
     Retained earnings                                      20,376,811    12,564,954
                                                           -----------   -----------
                                                            29,830,823    20,850,079
                                                           -----------   -----------
                                                           $55,957,802   $45,863,753
                                                           ===========   ===========

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended February 29, 1996 and February 28, 1995 and 1994

                                                    1996             1995           1994
- --------------------------------------------------------------------------------------------
Net sales (Note 2)                              $ 97,667,448    $ 85,528,860    $ 35,534,892
Cost of goods sold                                68,499,170      60,128,035      26,049,167
                                                ------------    ------------    ------------
                   Gross profit                   29,168,278      25,400,825       9,485,725
                                                ------------    ------------    ------------

Operating expenses:
     Selling (Note 9)                              7,774,248       7,060,747       3,473,717
     General and administrative                    8,341,008       7,879,569       4,561,333
                                                ------------     -----------    ------------
                                                  16,115,256      14,940,316       8,035,050
                                                ------------     -----------    ------------

                   Operating income               13,053,022      10,460,509       1,450,675

Other income (expense):
     Interest expense                               (892,321)       (761,074)       (462,419)
     Other, net                                      (10,844)       (175,678)         12,153
                                                ------------     -----------    ------------
                   Income before income taxes     12,149,857       9,523,757       1,000,409

Federal and state income taxes (Note 7)            4,338,000       3,425,000         365,000
                                                ------------    ------------    ------------
                   Net income                   $  7,811,857    $  6,098,757    $    635,409
                                                ============    ============    ============

Net income per common and common equivalent
     share (Note 8):
     Primary                                    $       1.30    $       1.07    $       0.12
     Fully diluted                                      1.30            1.03            0.12

Weighted average common and common equivalent
     shares outstanding:
     Primary                                       6,007,004       5,706,932       5,526,456
     Fully diluted                                 6,010,986       5,912,455       5,526,456

See Notes to Consolidated Financial Statements.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended February 29, 1996 and February 28, 1995 and 1994

                                                                       Additional                     Total
                                               Common Stock             Paid-In       Retained      Shareholders'
                                         --------------------------
                                           Shares         Amount        Capital        Earnings       Equity
- -----------------------------------------------------------------------------------------------------------------
Balance, February 28, 1993               5,435,550    $     54,356   $  7,394,331    $  5,830,788   $ 13,279,475
   Shares issued upon exercise
     of stock options and
     warrants (Note 8)                      12,198             121         24,573            --           24,694
   Net income                                 --              --             --           635,409        635,409
                                         ---------    ------------   ------------    ------------   ------------
Balance, February 28, 1994               5,447,748          54,477      7,418,904       6,466,197     13,939,578
   Shares issued upon exercise
     of stock options and
     warrants (Note 8)                     180,479           1,805        810,561            --          812,366
   Payout of fractional shares
     created by three-for-two stock
     split                                     (43)           --             (622)           --             (622)
   Net income                                 --              --             --         6,098,757      6,098,757
                                         ---------    ------------   ------------    ------------   ------------
Balance, February 28, 1995               5,628,184          56,282      8,228,843      12,564,954     20,850,079
   Shares issued upon exercise
     of stock options (Note 8)              92,816             928        500,959            --          501,887
   Tax benefit recognized from
     exercise of certain stock
     options (Note 8)                         --              --          667,000            --          667,000
   Net income                                 --              --             --         7,811,857      7,811,857
                                         ---------    ------------   ------------    ------------   ------------
Balance, February 29, 1996               5,721,000    $     57,210   $  9,396,802    $ 20,376,811   $ 29,830,823
                                         =========    ============   ============    ============   ============

See Notes to Consolidated Financial Statements.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 29, 1996 and February 28, 1995 and 1994

                                                                       1996           1995           1994
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                    $ 7,811,857    $ 6,098,757    $   635,409
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation                                                  771,045        569,442        256,171
         Amortization of license agreements                            651,562        557,173        524,062
         Loss on retirement of equipment                                13,950        174,256           --
         Deferred income taxes                                        (225,000)      (193,000)          --
         Noncash tax expense related to option exercise                667,000           --             --
         Changes in assets and liabilities:
            Receivables                                                626,159     (5,486,640)    (3,945,806)
            Inventory                                               (1,975,679)    (8,504,746)    (4,000,486)
            Prepaid expenses                                           (71,345)       (19,467)      (380,808)
            Trade accounts payable                                     447,507      3,193,893      3,686,703
            Accrued expenses                                           (72,484)     2,083,381         25,338
            Income taxes                                              (109,000)          --         (246,909)
                                                                   -----------    -----------     ----------
                   Net cash provided by (used in) operating
                       activities                                    8,535,572     (1,526,951)    (3,446,326)
                                                                   -----------    -----------     ----------

Cash Flows From Investing Activities
     Purchases of building and equipment                            (7,419,793)      (871,730)    (1,334,436)
     Other                                                             (89,479)       (57,321)       (72,346)
                                                                   -----------    -----------     ----------
                   Net cash used in investing activities            (7,509,272)      (929,051)    (1,406,782)
                                                                   -----------    -----------     ----------

Cash Flows From Financing Activities
     Net proceeds on short-term line of credit note                  1,079,000      2,490,000      4,329,000
     Principal payments on long-term debt                           (1,041,718)      (662,335)      (370,885)
     Proceeds from exercise of stock options and warrants, net
         of fractional share payments                                  501,887        811,744         24,694
     Proceeds from long-term borrowings                                   --             --          999,200
                                                                   -----------    -----------    -----------
                   Net cash provided by financing activities           539,169      2,639,409      4,982,009
                                                                   -----------    -----------    -----------

                   Increase in cash and cash equivalents             1,565,469        183,407        128,901

Cash and Cash Equivalents
     Beginning                                                         601,394        417,987        289,086
                                                                   -----------    -----------    -----------
     Ending                                                        $ 2,166,863    $   601,394    $   417,987
                                                                   ===========    ===========    ===========

See Notes to Consolidated Financial Statements
(Additional Cash Flow Information--Note 12).

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and concentration of credit risk: The Company sells in-line roller skates, ice skates, street hockey equipment, and related accessories under the brand names Ultra-Wheels(TM), Ultra-Ice(TM), Skate Attack(TM), Street Attack(TM), and Roll U.S.A(TM) to retail and sporting goods stores. These products are manufactured under outside production arrangements to the Company's specifications.

Basis of financial statement presentation and accounting estimates: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First Team Sports Exports, Inc. (a foreign sales corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all demand deposit accounts and short-term cash investments with an initial maturity of 90 days or less to be cash equivalents.

The Company maintains its cash in bank checking accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory: Inventory is valued at the lower of cost (first-in, first-out method) or market.

Depreciation   and   amortization:   Depreciation  of  equipment  and  leasehold
improvements is computed on the straight-line method over the following estimated useful lives:



                                                                         Years
- ------------------------------------------------------------------------------
            Building                                                     39.5
            Production equipment                                          3-6
            Office furniture and equipment                                5-7
            Warehouse equipment                                          6-10
            Leasehold improvements                    Remaining life of lease
            Vehicles                                                        5

License agreements: License agreement assets are being amortized over the terms of the agreements on a straight-line basis.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Significant Accounting Policies (Continued)

The Company reviews its license agreements periodically to determine potential impairment by comparing the carrying value with expected future net cash flows provided by sales of products related to the license agreements. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible. Fair value would be determined based on market value. To date, management has determined that no impairment of license agreements exists.

Net income per common and common equivalent share: Net income per common share is computed based upon the weighted-average number of common shares and common share equivalents (warrants and options) outstanding during each year. Common share equivalents are included in the computations using the treasury stock method whenever their inclusion has a dilutive effect.

Income taxes: Deferred taxes are provided using an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments: At February 29, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized on the consolidated balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, note payable to bank, trade accounts payable, income taxes payable, and long-term debt. At February 29, 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Recently issued accounting standards: The FASB has issued Statement No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of. This statement is effective for the Company's year ending February 28, 1997. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Management does not believe this statement will have a material effect on the Company's financial statements.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Significant Accounting Policies (Continued)

The FASB has issued Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement is effective for the Company's year ending February 28, 1997. Management does not believe that the Company's adoption of SFAS 123 will have a material effect on the Company's financial position or results of operations since the Company intends to continue to measure compensation cost of stock option plans using the intrinsic value-based method. However, additional disclosure relative to the impact of not applying SFAS 123 will be required.

Reclassifications: Certain amounts reported in the 1995 and 1994 consolidated financial statements have been reclassified to be consistent with the presentation used in 1996. These reclassifications had no effect on previously reported net income or shareholders' equity.

Sales Information and Major Suppliers

Major customers: Net sales for fiscal years ended February 29, 1996, and February 28, 1995 and 1994, include sales to certain major customers as follows:


                                           Percent of Net Sales
                          -----------------------------------------------------
                           1996                    1995                   1994
- -------------------------------------------------------------------------------
Customer A                 27 %                    18 %                    30 %
Customer B                 12                      18                       *

* Sales for the year were less than 10 percent of net sales.

At February 29, 1996, 30 percent of the Company's trade receivables were due from two customers and 14 percent were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credit arrangements and wire transfers to minimize its foreign credit risk.

Export sales: The Company's export sales approximated 27, 13, and 6 percent of total sales for fiscal years 1996, 1995, and 1994, respectively.

Major suppliers: The Company had 44 percent of its products produced by three suppliers during fiscal 1996. Management believes that alternative suppliers are available in the event the Company is unable to obtain services from the three major suppliers.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.   Inventory

Inventory consists of the following:



                                             February 29,          February 28,
                                                 1996                  1995
- ------------------------------------- --------------------  --------------------
Component parts                          $       8,185,873  $       5,650,888
Finished goods:
  Skates                                        11,346,966         11,553,297
  Accessories and replacement parts              3,281,011          3,633,986
                                          ----------------  --------------------

                                         $      22,813,850  $      20,838,171
                                          ================  ====================


Note 4.   Notes Payable

The Company has a line-of-credit arrangement with a bank through July 1, 1997, whereby it may borrow up to $15,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (8.25 percent at February 29, 1996) minus 0.25 percent. Borrowings under the credit arrangement are collateralized by substantially all corporate assets excluding the land and building. Outstanding borrowings under this arrangement totaled $10,143,000 and $9,064,000 at February 29, 1996, and February 28, 1995, respectively.

On March 19, 1996, the Company entered into two mortgage notes totaling $4,875,000. The two mortgage notes are payable in monthly installments of principal and interest of $57,638 from May 1, 1996, through April 1, 2006. The notes are collateralized by a mortgage on the building and bear interest at 7.41 percent. The proceeds of the mortgage notes were used to pay down the line of credit. Accordingly, the mortgage notes have been reflected as long-term debt and the outstanding line-of-credit note has been reduced by that amount on the February 29, 1996, balance sheet.

In connection with the line-of-credit and term debt agreements, the Company has agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to maintain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Long-Term Debt

Long-term debt consists of the following:

                                              February 29,          February 28,
                                                  1996                  1995
- ------------------------------------------ -----------------    ----------------
Obligations under license agreements, due
  in varying installments, with interest
  imputed at 6.9% to 9.25%, through
  2001 (Note 9)                            $    2,732,777       $    3,441,428
Notes payable to bank under a $1,000,000
  term credit  facility,  due in monthly
  installments of $8,000 to $11,200 to
  December of 1997, plus interest at the
  bank's prime rate (8.25% at February 29,
  1996),  plus 0.25%,  collateralized  by
  substantially all corporate assets
  excluding the land and building                 215,643              548,710
Mortgage notes representing line-of-credit
  debt refinanced as term debt subsequent
  to year end (Note 4)                          4,875,000                   --
                                           -----------------    ----------------
                                                7,823,420            3,990,138

Less current maturities                           943,060              936,644
                                           -----------------    ----------------
Long-term portion                          $    6,880,360       $    3,053,494
                                           =================    ================

Aggregate future maturities of long-term debt are as follows:


Years ending February:
1997                                                           $       943,060
1998                                                                   895,547
1999                                                                   963,271
2000                                                                 1,068,744
2001                                                                   991,243
Thereafter                                                           2,961,555
                                                               -----------------
                                                               $     7,823,420
                                                               =================


Note 6.  Lease Agreements.

The Company leases warehouse space. Under the terms of the leases, the Company is required to pay a portion of the lessors' operating expenses and property taxes. The leases are being accounted for as operating leases. They expire on various dates through August 31, 1997, with an option to extend the term of the primary lease for an additional five years. Rent expense under these leases which includes the Company's share of the lessors' operating expenses and property taxes totaled $697,460, $612,936, and $441,787 for fiscal years 1996, 1995, and 1994, respectively.

Subsequent to year end, the Company entered into a lease termination agreement, which released the Company from future payments under the aforementioned leases. Under the terms of the termination agreement, the Company is obligated to make payments approximating $375,000 as compensation for the early termination of the leases. Since the Company does not intend to use the leased space in the future, it has accrued this lease termination liability on its February 29, 1996, balance sheet.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.   Income Tax Matters

Net deferred income taxes consist of the following components:

                                             February 29,          February 28,
                                                 1996                  1995
- -------------------------------------------------------------------------------
Deferred tax assets:
   Receivable allowances                  $      163,000        $     75,000
   Inventory costs                               308,000             200,000
   Accrued expenses                              356,000             226,000
   License agreements                             74,000              50,000
                                          -----------------    ----------------
                                                 901,000             551,000

Deferred tax liabilities:
   Equipment                                    (514,000)           (389,000)
                                          -----------------    ----------------
Net deferred assets                       $      387,000       $     162,000
                                          =================    ================


The  net  deferred  tax  assets  have  been   classified  on  the   accompanying
consolidated balance sheets as follows:


                                             February 29,          February 28,
                                                 1996                  1995
- -------------------------------------------------------------------------------
Current assets                            $      827,000       $      501,000
Noncurrent liabilities                          (440,000)            (339,000)
                                          -----------------    ----------------
                                          $      387,000       $      162,000
                                          =================    ================


The provision for income taxes charged to operations for fiscal years 1996, 1995, and 1994 are as follows:


                                     1996            1995             1994
- -------------------------------------------------------------------------------
Current tax expense            $    4,563,000  $   3,618,000   $      365,000
Deferred tax benefit                 (225,000)      (193,000)              --
                               --------------  -------------   --------------
                               $    4,338,000  $   3,425,000   $      365,000
                               ==============  =============   ==============

The provisions for income taxes for fiscal years 1996, 1995, and 1994 differ from the amounts obtained by applying the U.S. federal income tax rate to pretax income as follows:


                                                          1996          1995           1994
- ---------------------------------------------------  ------------   ------------   -----------
Computed "expected" federal tax expense              $  4,252,000   $  3,333,000   $   350,000
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal benefit             242,000        191,400        34,000
   Other items individually insignificant, net           (156,000)       (99,400)      (19,000)
                                                     ------------   ------------   -----------
                                                     $  4,338,000   $  3,425,000   $   365,000
                                                     ============   ============   ===========

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.   Shareholders' Equity

Stock split: On February 3, 1995, the Company effected a three-for-two stock split. The effect of this stock split has been reflected in these financial statements and notes for all periods presented.

Options: In prior years the Company reserved 975,000 common shares for issuance under the First Team Sports, Inc. 1987 Stock Option Plan (the 1987 Plan). During fiscal 1995, the Company established the First Team Sports, Inc. 1994 Stock Option and Incentive Compensation Plan (the 1994 Plan) and reserved 525,000 common shares for issuance thereunder.

Both Plans provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code and nonqualified options not meeting the requirements of Section 422. All key employees of the Company are eligible to receive incentive and nonqualified stock options pursuant to the 1987 and 1994 Plans. Directors of the Company who are not employees may be granted nonqualified options under the Plans. Options are granted at the discretion of the Stock Option Committee. Options are nontransferable and generally granted at a price equal to the fair market value of the shares at the date of grant.

In fiscal 1994, the Company established the First Team Sports, Inc. 1993 Employee Stock Purchase Plan (the 1993 Plan) and reserved 300,000 common shares for issuance thereunder. The 1993 Plan is intended to encourage stock ownership by all employees and is intended to qualify under Section 423 of the Internal Revenue Code. All employees are eligible to participate in the 1993 Plan, with the exception of any employees owning 5 percent or more of the Company's total voting stock.

The Company has also issued several nonqualified options to purchase its common stock in connection with various transactions.

Transactions involving stock options during fiscal years 1996, 1995, and 1994 are summarized as follows:


                                                                 Options
                                             ------------------------------------------------
                                                 1996              1995                1994
- ---------------------------------------------------------------------------------------------
Outstanding at beginning of year
($2.71 to $14.17 per share)                    663,171            615,750            330,750
Exercised ($2.71 to $13.65 per share)          (92,816)          (180,479)           (12,198)
Canceled ($5.33 to $13.39 per share)              (473)            (7,380)                --
Granted ($12.63 to $23.38 per share)           206,972            235,280            297,198
                                             ------------------------------------------------
Outstanding at end of year ($5.33 to $23.38
per share)                                     776,854            663,171            615,750
                                             ================================================


When these stock options are exercised, the par value of the shares issued is credited to common stock and the excess proceeds over par value are credited to additional paid-in capital. Under certain circumstances, when shares acquired through these options are sold, income tax benefits may be realized by the Company and are recorded as additional paid-in capital. The Company realized $667,000 of such tax benefits during fiscal 1996.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.     Shareholders' Equity (Continued)

As of February 29, 1996, options covering 312,152 shares were exercisable at a price of $5.33 to $23.38 per share.

In addition, the remaining stock options outstanding at February 29, 1996, become exercisable in the following fiscal years:


                                                                     Price Per
                                                 Shares                Share
- ------------------------------------------------------------------------------
Years ending February 28:
1997                                            247,016       $   5.33 to 14.17
1998                                            153,014           5.33 to 14.17
1999                                             64,672                   12.63


On May 25, 1989, the Board of Directors adopted a resolution providing for accelerated vesting of outstanding options in the event of defined changes in control of the Company. The resolution provides that all outstanding incentive and nonqualified options granted under the Plans and all nonqualified stock options granted to consultants of the Company outside the Plans shall become fully exercisable upon the occurrence of such a change.

Preferred stock purchase rights: On February 28, 1996, the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Company common stock, which rights expire on March 14, 2006. The rights are transferable with the common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series A preferred stock at a price of $55, subject to adjustment. The rights are not exercisable until ten days after the public announcement that a person or group of persons has acquired a beneficial interest of at least 15 percent of the Company's outstanding common stock or the commencement or announcement of an intention by a person or group to make a tender or exchange offer whose consummation would result in the beneficial ownership of at least 15 percent of the Company's outstanding common stock. Each right would entitle the rightholder to receive shares of common stock of the acquiring company upon merger or other business combination having a market value of twice the exercise price of the right or, upon exercise, that number of shares of preferred stock having a market value of twice the exercise price of the right. Preferred stock purchasable upon exercise of the rights will be entitled to certain voting privileges, minimum preferential quarterly dividends, an aggregate dividend in relation to dividends declared on common stock, and minimum preferential liquidation payments. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $0.01 per right at any time before they become exercisable.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    License Agreements

The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabilities (obligations under license agreements), and royalty payments based on percentages of sales of certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $1,583,268, $1,233,981, and $557,543 during fiscal years 1996, 1995, and 1994, respectively.


Note 10.    Employee Benefit Plan

The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $236,000, $200,000, and $60,000 for fiscal years 1996, 1995, and 1994, respectively.


Note 11.    Land and Deferred Revenue

In order to induce the Company to relocate its operating facility, the city of Anoka, Minnesota gave the Compan land in an industrial park with an approximate fair market value of $600,000. The gift was conditional upon the Company staying in the new building through January 1, 2003. At February 29, 1996, the land and a corresponding amount of deferred revenue have been recorded at $600,000, the estimated fair market value of the land. When the Company has satisfied the condition, the $600,000 of deferred revenue will be amortized into income over the then remaining useful life of the building.


Note 12.    Additional Cash Flow Information

                                                          Year Ended
                                                         February 29,             Years Ended February 28
                                                                          -------------------------------------
                                                             1996                 1995                  1994
- ---------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash
  flow information:
  Cash payments for:
    Interest (including capitalized interest of
      $110,952 in 1996)                                $       971,111       $   719,425        $      435,083
    Income taxes                                             3,780,000         3,510,858               759,000
                                                       ===============       ===========        ==============

Supplemental schedule of noncash investing
  and financing activities:
  License agreement obligation financed by
    licensor                                           $            --       $ 2,133,870        $           --
  Land and corresponding deferred revenue
    recorded (Note 11)                                         600,000                --                    --
  Mortgage notes proceeds applied to
    line of credit (Note 4)                                  4,875,000                --                    --
                                                       ===============       ===========         =============

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                    /s/ McGladrey & Pullen, LLP

St. Paul, Minnesota
April 4, 1996

                                                                   SCHEDULE II

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

RESERVE ACCOUNTS
Years Ended February 29, 1996 and February 28, 1995 and 1994

                                        Balance at   Additions
                                        Beginning    Charged to                Balance at
                                        of Period    Expenses    Deductions(1) End of Period
- --------------------------------------------------------------------------------------------
1994 allowance for doubtful accounts   $   84,333   $  236,000   $  185,342   $  134,991
1995 allowance for doubtful accounts      134,991    1,185,275      758,744      561,522
1996 allowance for doubtful accounts      561,522      524,746      596,869      489,399

(1)  Uncollectible accounts written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K


For the fiscal year ended                        Commission File No.:  0-16442
February 29, 1996


                             FIRST TEAM SPORTS, INC.



Exhibit Number        Description

      3.1*  Articles of Incorporation, as amended

      3.2 Bylaws -- incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C

      4.1   Specimen of Common Stock Certificate -- incorporated by reference to
            Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991

      4.2 Certificate of Designations of Series A Preferred Stock (included in Articles of Incorporation -- see Exhibit 3.1)

      4.3 Rights Agreement dated as of March 15, 1996 between the Company and Norwest Bank Minnesota, N.A. as Rights Agent -- incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422

      4.4   Form of Right Certificate -- incorporated by reference to Exhibit
            2.2 to the Company's Registration Statement on Form 8-A, Reg.
            No. 0-16422

      4.5 Summary of Rights to Purchase Share of Series A Preferred Stock -- incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422

     10.1 The Company's 1987 Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**



 *Filed herewith.
**Management contract or compensatory plan or arrangement.

     10.2 Amendment dated April 22, 1992 to the Company's 1987 Stock Option Plan -- incorporated by reference to
            Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992**

     10.3 Form of Incentive Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**

     10.4 Form of Nonqualified Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**

     10.5 License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated as of December 1, 1994 -- incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995

     10.6 License Agreement between the Company and Creative Sports Concepts, Inc. dated as of October 31, 1994 -- incorporated by reference to
            Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995

     10.7 Player Agreement between the Company and Brett Hull dated as of April 7, 1992 -- incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992

     10.8 Company Bonus Plan for certain executive officers of the Company regarding fiscal 1995 -- incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.**

     10.9 Company Bonus Plan for certain executive officers of the Company regarding fiscal 1996 -- incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995**

    10.10* Company Bonus Plan for certain executive officers of the Company for fiscal 1997**

    10.11 The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to
            Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**



 *Filed herewith.
**Management contract or compensatory plan or arrangement.

     10.12  Agreement  for  consulting  services  dated August 19, 1992 between
            the  Company  and  Joe   Mendelsohn  -- incorporated  by  reference
            to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

     10.13 Amendment to Agreement for consulting services dated May 17, 1994 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994**

     10.14 Amendment to Agreement for consulting services dated March 9, 1995 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995**

     10.15* Amendment to Agreement for consulting services dated April 1, 1996 between the Company and Joe Mendelsohn**

     10.16 The Company's 1993 Employee Stock Purchase Plan--incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

     10.17 The Company's 1994 Stock Option and Incentive Compensation Plan-- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 28, 1994**

     10.18* Employment Agreement dated January 23, 1996 between the Company and John J. Egart**

     10.19* Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist**

     10.20* Employment Agreement dated January 23, 1996 between the Company and Robert L. Lenius, Jr.**

     10.21* Employment Agreement dated January 23, 1996 between the Company and Susan L. Niles**

     10.22* Employment Agreement dated January 23, 1996 between the Company and Craig Zelinske**

     10.23* Mortgage Note in the amount of $3,656,250 dated March 19, 1996 in favor of LaSalle National Bank

     10.24* Mortgage Note in the amount of $1,218,750 dated March 19, 1996 in favor of Marquette Capital Bank



 *Filed herewith.
**Management contract or compensatory plan or arrangement.

     10.25* Mortgage dated March 19, 1996 between Company and LaSalle National
            Bank as agent for itself and Marquette Capital Bank

       21 List of Subsidiaries -- incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended February 28, 1994.

       23*  Consent of Independent Accountants.

       24* Power of Attorney of John J. Egart, David G. Soderquist, Joe Mendelsohn, Timothy G. Rath, Stanley E. Hubbard and Robert L. Lenius, Jr. included in signature page on this Form 10-K.

       27*  Financial Data Schedule (included in electronic version only)







 *Filed herewith.
**Management contract or compensatory plan or arrangement.