Form 10-Q
period 1996-05-31
FIRST TEAM SPORTS INC
filed 1996-07-10
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                         Commission File No.:
  May 31, 1996                                                      0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                               41-1545748
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

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,742,467 shares of Common Stock, $.01 par value per share, outstanding as of July 8, 1996.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       May 31, 1996 and February 29, 1996


                                                     May 31,       February 29,
ASSETS                                               1996          1996
                                                    -----------    -----------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                           $ 1,476,281      $ 2,166,863
Receivables:
  Trade, less allowance for
  doubtful accounts of $595,000 at
  May 31, 1996 and $486,000 at
  February 29 1996                                   25,591,135       16,228,666
  Income taxes                                             --            155,146
Inventory                                            23,810,053       22,813,850
Prepaid expenses                                        896,137          960,079
Deferred income taxes                                   827,000          827,000
                                                    -----------      -----------

Total current assets                                $52,600,606      $43,151,604
                                                    -----------      -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
 at cost
 Land                                               $   600,000      $   600,000
 Building                                             5,032,932        4,825,740
 Production equipment                                 4,145,724        4,069,078
 Office furniture and equipment                       1,628,234        1,509,120
 Warehouse equipment                                    321,159          315,509
 Vehicles                                                46,925           46,925
                                                    -----------      -----------
                                                    $11,774,974      $11,366,372
Less accumulated depreciation                         1,843,189        1,511,689
                                                    -----------      -----------

                                                    $ 9,931,785      $ 9,854,683
                                                    -----------      -----------

OTHER ASSETS
 License agreements, less accumulated
  amortization of $2,604,000 at May
  31, 1996 and $2,459,000 at February
  29, 1996                                          $ 2,500,278      $ 2,645,268
 Other                                                  310,468          306,247
                                                    -----------      -----------

                                                    $ 2,810,746      $ 2,951,515
                                                    -----------      -----------
                                                    $65,343,137      $55,957,802
                                                    ===========      ===========

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       May 31, 1996 and February 29, 1996





                                                      May 31,      February 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1996           1996
                                                     ---------      ---------
                                                    (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                              $11,934,250     $ 5,268,000
  Current maturities of
   long-term debt                                        928,980         943,060
  Accounts payable, trade                              8,584,738       9,462,883
  Accrued expenses                                     2,091,294       2,532,676
  Income taxes                                         1,314,156            --
                                                     -----------     -----------

Total current liabilities                            $24,853,418     $18,206,619
                                                     -----------     -----------

LONG-TERM DEBT,
  less current maturities                            $ 6,671,715     $ 6,880,360
                                                     -----------     -----------

DEFERRED INCOME TAXES                                $   440,000     $   440,000
                                                     -----------     -----------

DEFERRED REVENUE                                     $   600,000     $   600,000
                                                     -----------     -----------

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
  share; authorized 10,000,000
  shares; issued and outstanding
  5,738,293 shares at May 31, 1996,
  and 5,721,000 shares at February 29, 1996          $    57,383     $    57,210
  Additional paid-in capital                           9,488,619       9,396,802
  Retained earnings                                   23,232,002      20,376,811
                                                     $32,778,004     $29,830,823
                                                     -----------     -----------

                                                     $65,343,137     $55,957,802
                                                     ===========     ===========



                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  For Three Months Ended May 31, 1996 and 1995

                                                   Three months ended
                                                        May 31,
                                                 1996                 1995
                                              -----------          ----------


Net sales                                     $ 30,586,799         $ 30,776,464

Cost of goods sold                              21,504,002           21,257,180
                                              ------------         ------------

Gross profit                                  $  9,082,797         $  9,519,284
                                              ------------         ------------

Operating expenses:
  Selling                                     $  2,390,553         $  2,593,206
  General and
   administrative                                1,936,794            2,044,912
                                              ------------         ------------
                                              $  4,327,347         $  4,638,118

   Operating income                           $  4,755,450         $  4,881,166

Other income
  (expense):
  Interest income                                     --                   --
  Interest expense                                (323,260)            (263,959)
  Other                                               --                   --

   Income before income
    taxes                                     $  4,432,190         $  4,617,207

Income taxes                                     1,577,000            1,735,000
                                              ------------         ------------

   Net income for the
    period                                    $  2,855,190         $  2,882,207
                                              ============         ============

Net income per
 common share                                 $       0.48                 0.48
                                              ============         ============

Weighted average
 number of common
 shares outstanding
 including Common
 Share equivalents                               5,989,214            6,038,944
                                              ============         ============



                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Three Months Ended May 31, 1996 and 1995
                                   (Unaudited)

                                                                     May 31,        May 31,
                                                                     1996           1995
                                                                  -----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $ 2,855,190      2,882,207
  Adjustments required to reconcile net
   income to net cash provided by (used in)
   operating activities:
   Depreciation                                                       331,500        153,000
   Amortization                                                       144,990        175,679
   Loss on retirement of equipment                                       --             --
   Deferred income taxes                                                 --         (150,000)
   Change in assets and liabilities:
    Receivables                                                    (9,362,469)    (1,679,879)
    Inventories                                                      (996,203)     3,067,661
    Prepaid expense                                                    63,942          4,541
    Accounts payable                                                 (878,145)      (358,519)
    Accrued expenses                                                 (441,382)       445,779
    Income taxes                                                    1,469,303      1,695,854
                                                                  -----------    -----------

    Net cash provided by (used in)
     operating activities                                         ($6,813,274)   $ 6,236,323
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                               ($  408,602)   ($  488,807)
 Other                                                                 (4,221)       (34,747)
                                                                  -----------    -----------

    Net cash used in investing activities                         ($  412,823)   ($  523,554)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (payments) on line of credit note                   $ 6,666,250    ($4,633,000)
 Principal payments on long-term
  borrowings                                                         (222,725)      (320,115)
 Net proceeds from
  issuance's of common stock: 1996,
  17,250 shares; 1995, 74,595 shares                                   91,990        402,527
                                                                  -----------    -----------

   Net cash provided by (used in)
    financing activities                                          $ 6,535,515    ($4,550,588)
                                                                  -----------    -----------

   Increase (decrease) in cash and
    cash equivalents                                              ($  690,582)   $ 1,162,181

Cash and cash equivalents:
 Beginning                                                        $ 2,166,863    $   601,394
                                                                  -----------    -----------

 Ending                                                           $ 1,476,281    $ 1,763,575
                                                                  ===========    ===========

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

          The consolidated condensed balance sheet as of May 31, 1996, and the consolidated statements of operations for the three-month periods ended May 31, 1996 and May 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1996 and May 31, 1995 and for all periods presented have been made. The operating results for the period ended May 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

          Certain  information  and footnote  disclosures  normally  included in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $30.6 million in the first quarter of fiscal 1997 compared to $30.8 million in the first quarter of fiscal 1996. In-line roller skate sales decreased 1%, accessories and parts decreased 3% and roller hockey products decreased 37% from the first quarter of fiscal 1996 to fiscal 1997. Sales of in-line skates accounted for approximately 86% of total sales in the first quarter of fiscal 1997 compared to 85% in the first quarter of fiscal 1996. Sales of accessories and parts accounted for approximately 12% of total sales in the first quarter of fiscal 1997 and 1996. Street hockey equipment accounted for approximately 2% of total sales in the first quarter of fiscal 1997 compared to 3% in the first quarter of fiscal 1996. Sales to the Company's ten largest customers accounted for 55% of the Company's total sales in the first quarter of fiscal 1997 compared to 58% of the Company's sales in the first quarter of fiscal 1996.

         The worldwide markets for the Company's products continue to grow and expand. As a result, the Company was able to substantially increase its foreign sales in the first quarter of fiscal 1997. Domestic sales were 64% of total net sales in the first quarter of fiscal 1997 compared to 74% in the first quarter of fiscal 1996, while export sales were 36% in the first quarter of fiscal 1997 compared to 26% in the first quarter of fiscal 1996. Sales in Canada and outside North America were 11% and 15% of total net sales in the first quarter of fiscal 1997, respectively, compared to 14% and 12% in the first quarter of fiscal 1996, respectively.

         Several factors contributed to the Company's sales performance in the first quarter of fiscal 1997. The lower percentage of domestic and Canadian sales is a result of continued strong competition with our mass merchant accounts and inclement weather this spring, which dampened the demand for skates. The increased percentage of sales outside of North America is the result of the Company's ability to capitalize on continued industry growth in the foreign markets.

         The Company's products continue to be endorsed by major sports figures and celebrities including; Wayne Gretzky, NHL's all time leading scorer, Janet Jones Gretzky and Brett Hull, one of NHL's prolific goal scorers.

         Gross Margin. The Company's gross margin decreased $436,487 (or 5%) between the first quarter of fiscal 1997 and the first quarter of fiscal 1996. Gross margin as a percentage of net sales was 30% in the first quarter of fiscal 1997 compared to 31% in the first quarter of fiscal 1996. The decrease in the gross margin percentage is primarily due to reduced gross margins on sales of the Company's mass merchant products, which is a result of the strong competition at the mass merchant level and the increase in the Company `s foreign sales, which typically carry a slightly lower margin. The Company's UltraWheels in-line skate sales and non-UltraWheels in-line skate sales accounted for approximately 53% and 47% of total in-line skate sales in the first quarter of fiscal 1997, respectively, compared to 46% and 54% of total in-line skate sales in the first quarter of fiscal 1996.

         Operating Expenses. The Company's operating expenses, (consisting of selling expenses and general and administrative expenses) were $4,327,347, or 14% of net sales, in the first quarter of fiscal 1997, compared to $4,638,118 or 15% of net sales in the first quarter of fiscal 1996.

         Selling expenses decreased $202,653 (or 8%) between the first quarters of fiscal 1997 and 1996, and were approximately 8% of net sales in both the first quarter of fiscal 1997 and 1996. The decrease in selling expensed in the first quarter of fiscal 1997 can be attributed to reduced endorsement royalties and advertising costs associated with the product sales mix and the continue efforts of management to control expenditures.

         General and Administrative expenses decreased $108,118 (or 5%) between the first quarters of fiscal 1997 and 1996, and were approximately 6% and 7% of net sales in the first quarter of fiscal 1997 and 1996, respectively. The decrease in general and administrative in the first quarter of fiscal 1997 was the primarily the result of savings associated to the Company's new office and warehouse facility and the continued efforts by management to control spending and expenses.

         Other Income and Expense. Interest expense in the first quarter of fiscal 1997 was $323,260, or 1% of net sales, compared to $263,959, or 1% of net sales, in the first quarter of fiscal 1996. The increase in interest expense in the first quarter of fiscal 1997 was due to an increase in the use of the Company's bank line of credit and the addition of the mortgage note associated with the Company's new office and warehouse facility.

         Net Income. Net income decreased $27,017 (or 1%) between the first quarter of fiscal 1997 and 1996, and earning per share was $ .48 in both the first quarter of fiscal 1997 and 1996. The consistent results between the first quarter of fiscal 1997 and the first quarter of fiscal 1996 can be attributed to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $1,476,281 as of May 31, 1996, compared to $2,166,863 as of February 29, 1996. The decrease in cash and cash equivalents is a result of $6,813,274 of cash used in operating activities and $412,823 of cash used in investing activities being partially offset by $6,535,515 of cash provided by financing activities. The net cash used in operating activities was primarily from the increase in receivables and inventory, the decrease in payables, and the net income for the quarter. The net cash used in investing activities was primarily for the purchase of capital assets. The net cash provided by financing activities was primarily proceeds received on the Company's line of credit.

         The Company had net working capital of $27,747,188 as of May 31, 1996, compared to $24,944,985 as of February 29, 1996. The Company's current ratio at May 31, 1996 was 2.1 to 1 compared to 2.4 to 1 as of February 29, 1996. The improvement in the Company's net working capital was primarily attributable to an increase in the Company's receivables.

         The Company's debt-to-worth ratio was 1 to 1 as of May 31, 1996, compared to .9 to 1 as of February 29, 1996. The Company's long-term debt, which consist primarily of the mortgage note on the Company's office and warehouse facility and obligations under endorsement license agreements, less current maturities, was $6,671,715 as of May 31, 1996. As of May 31, 1996, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000,000, of which $11,934,250 was outstanding. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of May 31, 1996, $104,621 was outstanding on the credit facility.

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

     (a) Exhibits. See Exhibit Index immediately following the signature page of this Form 10-Q.

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



                                              FIRST TEAM SPORTS, INC.



                                              By: /s/ John J. Egart
                                                     John J. Egart
                                                     President and CEO



                                         and By: /s/ Robert L. Lenius, Jr.
                                                   Robert L. Lenius, Jr.
                                                   Vice President and CFO




Dated:   July 10, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                               Commission File No.:  0-16422
May 31, 1996


                             FIRST TEAM SPORTS, INC.


Exhibit Number    Description

 3.1*             Restated Articles of Incorporation

 3.2 Bylaws -- incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C

 4.1 Specimen of Common Stock Certificate--incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991

4.2 Certificate of Designations of Series A Preferred Stock (included in Restated Articles of Incorporation -- see
                  Exhibit 3.1)

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock - incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

27*               Financial Data Schedule (included in electronic version only)

*Filed herewith.