Form 10-Q
period 1996-08-31
FIRST TEAM SPORTS INC
filed 1996-10-11
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File No.:
  August 31, 1996                                             0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                 41-1545748
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:

                                 (612) 576-3500

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [x]  No

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,742,967 shares of Common Stock, $.01 par value per share, outstanding as of October 8, 1996.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements


                                FIRST TEAM SPORTS, INC.
                             CONSOLIDATED BALANCE SHEETS
                        August 31, 1996 and February 29, 1996


                                                             August 31,              February 29,
                    ASSETS                                      1996                     1996
                                                           ------------             ------------
                                                            (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                    $616,399               $2,166,863
  Receivables:
    Trade, less allowance for
      doubtful accounts of $748,000 at
      August 31, 1996 and $489,000 at
      February 29, 1996                                      18,562,800               16,228,666
      Refundable income taxes                                                            155,146
  Inventory                                                  24,027,859               22,813,850
  Prepaid expenses                                              686,963                  960,079
  Deferred income taxes                                         827,000                  827,000
                                                           ------------             ------------

    Total current assets                                    $44,721,021              $43,151,604
                                                           ------------             ------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         $600,000                 $600,000
  Building                                                    5,024,767                4,825,740
  Production equipment                                        4,637,768                4,069,078
  Office furniture and equipment                              1,760,781                1,509,120
  Warehouse equipment                                           331,850                  315,509
  Vehicles                                                       46,925                   46,925
                                                           ------------             ------------
                                                            $12,402,091              $11,366,372
  Less accumulated depreciation                               2,169,689                1,511,689
                                                           ------------             ------------

                                                            $10,232,402               $9,854,683
                                                           ------------             ------------

OTHER ASSETS
  License agreements, less accumulated
    amortization of $2,749,000 at August
    31, 1996 and $2,459,000 at February
    29, 1996                                                 $2,355,289               $2,645,268
  Other                                                         307,046                  306,247
                                                           ------------             ------------

                                                             $2,662,335               $2,951,515
                                                           ------------             ------------

                                                            $57,615,758              $55,957,802
                                                           ============             ============


                 See Notes to Consolidated Financial Statements

                                FIRST TEAM SPORTS, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        August 31, 1996 and February 29, 1996

                                                             August 31,             February 29,
   LIABILITIES AND SHAREHOLDERS' EQUITY                        1996                     1996
                                                           ------------             -------------
                                                           (Unaudited)

CURRENT LIABILITIES
  Notes payable to bank                                     $12,354,250               $5,268,000
  Current maturities of
    long-term debt                                              856,913                  943,060
  Accounts payable, trade                                     3,027,003                9,462,883
  Accrued expenses                                              846,441                2,532,676
  Income taxes                                                  154,156                      -
                                                           ------------            -------------

    Total current liabilities                               $17,238,763              $18,206,619
                                                           ------------            -------------




LONG-TERM DEBT,
    less current maturities                                  $6,345,345              $6,880,360
                                                           ------------           -------------


DEFERRED INCOME TAXES                                          $440,000                $440,000
                                                           ------------           -------------


DEFERRED REVENUE                                               $600,000                $600,000
                                                           ------------           -------------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,738,793 shares at August 31, 1996,
    5,721,000 shares at February 29, 1996                       $57,388                $57,210
  Additional paid-in capital                                  9,491,281              9,396,802
  Retained earnings                                          23,442,981             20,376,811
                                                           ------------           ------------

                                                            $32,991,650            $29,830,823
                                                           ------------           ------------

                                                            $57,615,758            $55,957,802
                                                           ============           ============




                 See Notes to Consolidated Financial Statements

                                FIRST TEAM SPORTS, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                     Three months ended                                Six months ended
                                         August  31,                                      August  31,
                                 1996                   1995                     1996                   1995
                         ---------------------   --------------------    ---------------------   --------------------


Net sales                    $15,634,944              $23,229,805            $46,221,743            $54,006,268

Cost of goods sold            11,474,675               15,979,035             32,978,677             37,238,922
                         ---------------------   --------------------    ---------------------   --------------------

Gross profit                  $4,160,269               $7,250,770            $13,243,066            $16,767,346
                         ---------------------   --------------------    -----------------------   --------------------

Operating expenses:
  Selling                     $1,954,914               $2,183,890             $4,345,468             $4,777,096
  General and
    administrative             1,484,564                1,879,409              3,421,357              3,921,614
                         ---------------------   --------------------    ---------------------   --------------------

                              $3,439,478               $4,063,299             $7,766,825             $8,698,710
                         ---------------------   --------------------    ---------------------   --------------------

  Operating income              $720,791               $3,187,471             $5,476,241             $8,068,636

Other income
  (expense):
  Interest expense              (399,812)                (195,370)              (723,071)              (459,329)
  Other                                0                        0                      0                      0
                          ---------------------   --------------------    ---------------------   --------------------
   Income before income
    taxes                       $320,979               $2,992,101             $4,753,170             $7,609,307

 Income taxes                    110,000                1,040,000              1,687,000              2,775,000
                          ---------------------   --------------------    ---------------------   --------------------

    Net income for the
     period                     $210,979               $1,952,101             $3,066,170             $4,834,307
                          =====================   ====================    =====================   ====================



 Net income per
  common share:                    $0.04                    $0.32                  $0.52                  $0.80
                          =====================   ====================    =====================   ====================

 Weighted average
   number of common
   shares outstanding
   including Common
   Share equivalents            5,983,901               6,089,271              5,931,080              6,062,450
                          =====================   ====================    =====================   ====================


                 See Notes to Consolidated Financial Statements

                                FIRST TEAM SPORTS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For Six Months Ended August 31, 1996 and 1995
                                      (Unaudited)


                                                             August 31,             August 31,
                                                                1996                    1995
                                                           --------------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $3,066,170             $4,834,307
   Adjustments required to reconcile net
     income to net cash provided by (used in)
     operating activities:
      Depreciation                                              658,000                315,000
      Amortization                                              316,979                351,358
      Deferred income taxes                                       -                   (150,000)
     Change in assets and liabilities:
       Receivables                                           (2,178,988)            (1,424,418)
       Inventories                                           (1,214,009)              (615,278)
       Prepaid expenses                                         273,116                279,045
       Accounts payable                                      (6,435,880)              (448,144)
       Accrued expenses                                      (1,686,235)              (313,605)
       Income taxes                                             154,156                  1,000
                                                            ------------            ----------

       Net cash provided by
         (used in) operating activities                     ($7,046,691)            $2,829,265
                                                            ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       ($1,035,719)           ($1,180,552)
   Other                                                        (27,799)               (78,815)
                                                            ------------            ----------

       Net cash used in investing activities                ($1,063,518)           ($1,259,367)
                                                            ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term borrowings          $7,086,250              ($582,000)
   Principal payments on long-term
     borrowings                                                (621,162)              (626,891)
   Net proceeds from
     issuances of common stock 1996;
     17,750 shares, 1995; 90,338 shares                          94,657                467,472
                                                            -----------            -----------

     Net cash provided by (used in) financing activities     $6,559,745              ($741,419)
                                                            -----------            -----------

     Increase (decrease) in cash and
       cash equvalents                                      ($1,550,464)              $828,479

Cash and cash equivalents:
   Beginning                                                 $2,166,863               $601,394
                                                            -----------            -----------

   Ending                                                      $616,399             $1,429,873
                                                            ===========            ===========

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.

     The consolidated condensed balance sheet as of August 31, 1996, and the consolidated statements of operations for the three-month and six-month periods ended August 31, 1996 and August 31, 1995 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at August 31, 1996 and August 31, 1995 and for all periods presented have been made. The operating results for the period ended August 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain   information  and  footnote   disclosures   normally  included  in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


     Net Sales. Net sales were $15.6 million in the second quarter of fiscal 1997, a decrease of 33% over the comparable quarter of fiscal 1996 when sales were $23.2 million. Net sales for the first six-months of fiscal 1997 were $46.2 million, compared to $54 million for the first six-months of fiscal 1996, a decrease of 14%. In-line roller skates, ice skates and roller hockey product sales decreased 35%, 98% and 66%, respectively, and accessory and part sales increased 8% from the second quarter of fiscal 1996 to fiscal 1997. Sales of in-line roller skates accounted for approximately 80% of total sales in the second quarter of fiscal 1997 compared to 82% in the second quarter of fiscal 1996. Sales of accessories and parts accounted for approximately 18% of total sales in the second quarter of fiscal 1997 compared to 11% in the second quarter of fiscal 1996. Street hockey equipment accounted for approximately 2% of total sales in the second quarter of fiscal 1997 compared to 4% in the second quarter of fiscal 1996. Ice skate sales were insignificant in the second quarter of fiscal 1997 compared to 3% of total sales in the second quarter of fiscal 1996. Sales to the Company's ten largest customers accounted for 60% of the Company's total sales in the second quarter of fiscal 1997 compared to 55% of the Company's sales in the second quarter of fiscal 1996.

     The worldwide markets for the Company's products continue to grow and expand. As a result the Company was able to continue to increase its foreign sales outside of North America in the second quarter of fiscal 1997. Domestic sales were 63% of total net sales in the second quarter of fiscal 1997 compared to 68% in the second quarter of fiscal 1996, while export sales were 37% in the second quarter of fiscal 1997 compared to 32% in the second quarter of fiscal 1996. Export sales consisted of sales in Canada and outside North America of 1% and 36% of total net sales in the second quarter of fiscal 1997, respectively, compared to 12% and 20% in the second quarter of fiscal 1996, respectively.

     Several factors contributed to the Company's sales performance in the second quarter of fiscal 1997. The lower percentage of domestic and Canadian sales is a result of an overall retail slowdown in sporting goods purchases, continued excess inventories in the marketplace and continued strong competition with our mass merchant accounts. With the soft retail environment in the United States and Canada the level of customer reorders were well below Company expectations. The increase in the sales outside of North America is a result of the Company's ability to capitalize on continued industry growth in the foreign market.

     Gross Margin. The Company's gross margin decreased $3,090,501 (or 43%) between the second quarter of fiscal 1997 and the second quarter of fiscal 1996. Gross margin as a percentage of sales was 27% in the second quarter of fiscal 1997 compared to 31% in the second quarter of fiscal 1996. The decrease in the gross margin percentage is primarily due to the overall retail slowdown and continued excess retail inventories. This has resulted in increased competition and gross margin pressure at all levels, from the mass merchants to the specialty shops. The Company's UltraWheels in-line skate sales and non-UltraWheels in-line skate sales accounted for approximately 60% and 40% of total in-line skate sales in the second quarter of fiscal 1997, respectively, compared to 47% and 53% of total in-line skate sales in the second quarter of fiscal 1996.

     Operating Expenses. The Company's operating expenses, (consisting of Selling expenses and General and Administrative expenses) were $3,439,478, or 22% of net sales in the second quarter of fiscal 1997, compared to $4,063,299, or 17% of net sales in the second quarter of fiscal 1996.

Selling expenses decreased $228,976 (or 11%), between the second quarters of fiscal 1997 and 1996, and were approximately 13% and 9% in the second quarter of fiscal 1997 and 1996, respectively. The decrease in Selling expenses can be attributed to reduced commissions and endorsement royalties associated with the decreased sales volume.

General and Administrative expenses decreased $394,845 (or 21%) between the second quarter of fiscal 1997 and 1996, and were approximately 9% and 8% of net sales in the second quarters of fiscal 1997 and 1996, respectively. The decrease in General and Administrative expenses in the second quarter of fiscal 1997 was primarily due to savings associated with the Company's new office and warehouse facility, the ability of management to respond quickly to the reduced sales activity and the continued efforts by management to control spending and expenses.

     Other Income and Expense. Interest expense in the second quarter of fiscal 1997 was $399,812, or 3% of net sales, compared to $195,370 or 1% of net sales, in the second quarter of fiscal 1996. The increase in Interest expense is primarily due to an increase in the use of the Company's bank line of credit and the addition of the mortgage note associated with the Company's new office and warehouse facility.

     Net Income. Net income decreased $1,741,122 (or 89%) between the second quarter of fiscal 1997 and 1996, and earnings per share was $ .04 in the second quarter of fiscal 1997 compared to $ .32 in the second quarter of fiscal 1996. The decrease in net income can be attributed primarily to the decrease in sales and gross margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $616,399 as of August 31, 1996, compared to $2,166,863 as of February 29, 1996. The decrease in cash and cash equivalents is a result of $7,046,691 of cash used in operating activities and $1,063,518 of cash used in investing activities being partially offset by $6,559,745 of cash provided by financing activities. The net cash used in operating activities was primarily from the decrease in accounts payable, an increase in receivables and inventory and net income for the quarter. The net cash used in investing activities was primarily for the purchase of capital assets. The net cash provided by financing activities was primarily proceeds received on the Company's line of credit.

     The Company had net working capital of $27,482,258 as of August 31, 1996, compared to $24,944,985 as of February 29, 1996. The improvement in the Company's net working capital was primarily attributable to an increase in the Company's receivables and inventory.

     The Company's debt-to-worth ratio was .7 to 1 as of August 31, 1996, compared to .9 to 1 as of February 29, 1996. The Company's long-term debt, which consists primarily of the mortgage note on the Company's office and warehouse facility and obligations under endorsement license agreements, less current maturities, was $6,345,345 as of August 31, 1996. As of August 31, 1996, the Company had revolving line of credit established with a bank that provides for borrowings of up to $15,000,000, of which $12,354,250 was outstanding. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of August 31, 1996, approximately $30,000 was outstanding on this credit facility.

     The Company believes that its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the cash flows for operating activities at projected levels of sales through fiscal 1997.

                                     PART II
                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Company held its Annual Meeting on June 28, 1996.

          (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

               The shareholders set the number of directors at five (5) by a vote of 5,307,609 shares in favor, with 26,735 share voted against and 30,604 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                                     Number of               Number of
               Nominee                               Votes For             Votes Withheld

               John J. Egart                         5,287,305                  77,643
               David G. Soderquist                   5,286,342                  78,606
               Joe Mendelsohn                        5,286,492                  78,456
               Timothy G. Rath                       5,285,517                  79,431
               Stanley E. Hubbard                    5,272,855                  92,093

               The shareholders ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending February 28, 1997 by a vote of 5,313,183 shares in favor, with 25,910 shares voted against and 25,855 shares abstaining.


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




Dated:   October 8, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
August 31, 1996

      -------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
      -------------------------------------------------------------------

Exhibit Number   Description

 3.1 Restated Articles of Incorporation - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996

 3.2             Bylaws - incorporated  by  reference  to  Exhibit  3.2  to  the
                 Company's   Registration  Statement  on  Form  S-18  Reg.   No.
                 33-16345C

 4.1 Specimen of Common Stock Certificate-incorporated by reference to 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991

 4.2             Certificate   of  Designations  of  Series  A  Preferred  Stock
                 (included in Restated Articles of Incorporation - see Exhibit 3.1)

 4.3 Rights Agreement dated as of March 15, 1996 between the Company and Norwest Bank Minnesota, N.A. as Rights Agent - incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422

 4.4             Form  of  Right  Certificate -  incorporated  by  reference  to
                 Exhibit   2.2   to   the   Company's  Registration Statement on
                 Form 8-A, Reg. No. 0-16422

 4.5             Summary of Rights to Purchase Share of Series A Preferred Stock
                 - incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

 27              Financial Data Schedule (included in electronic version only)