Form 10-Q
period 1996-11-30
FIRST TEAM SPORTS INC
filed 1997-01-09
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File No.:
  November 30, 1996                                           0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                             41-1545748
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identifiation No.)


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

                                Yes__x__ No_____

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,747,425 shares of Common Stock, $.01 par value per share, outstanding as of January 6, 1997.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements



                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1996 and February 29, 1996

                                                        November 30,            February 29,
                    ASSETS                                  1996                    1996
                                                     --------------------    -------------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $835,049             $2,166,863
  Receivables:
    Trade, less allowance for
      doubtful accounts of $726,000 at
      November 30, 1996 and $489,000 at
      February 29, 1996                                  18,733,522             16,228,666
      Refundable income taxes                                 -                    155,146
  Inventory                                              21,285,736             22,813,850
  Prepaid expenses                                          411,459                960,079
  Deferred income taxes                                     827,000                827,000
                                                     --------------------    -------------------

    Total current assets                                $42,092,766            $43,151,604
                                                     --------------------    -------------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                     $600,000               $600,000
  Building                                                5,024,767              4,825,740
  Production equipment                                    4,774,323              4,069,078
  Office furniture and equipment                          1,824,164              1,509,120
  Warehouse equipment                                       331,850                315,509
  Vehicles                                                   55,741                 46,925
                                                     --------------------    -------------------
                                                        $12,610,845            $11,366,372
  Less accumulated depreciation                           2,566,189              1,511,689
                                                     --------------------    -------------------

                                                        $10,044,656             $9,854,683
                                                     --------------------    -------------------

OTHER ASSETS
  License agreements, less accumulated
    amortization of $2,894,000 at November
    30, 1996 and $2,459,000 at February
    29, 1996                                             $2,210,420             $2,645,268
  Other                                                     300,641                306,247
                                                     --------------------    -------------------

                                                         $2,511,061             $2,951,515
                                                     --------------------    -------------------

                                                        $54,648,483            $55,957,802
                                                     ====================    ===================


                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 1996 and February 29, 1996

                                                               November 30,            February 29,
            LIABILITIES AND SHAREHOLDERS' EQUITY                   1996                    1996
                                                            --------------------    -------------------
                                                                (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                         $8,759,250             $5,268,000
  Current maturities of
    long-term debt                                                 902,912                943,060
  Accounts payable, trade                                        2,523,070              9,462,883
  Accrued expenses                                               1,747,160              2,532,676
  Income taxes                                                     237,550                   -
                                                            --------------------    -------------------

    Total current liabilities                                  $14,169,942            $18,206,619
                                                            --------------------    -------------------




LONG-TERM DEBT,
    less current maturities                                     $6,181,071             $6,880,360
                                                            --------------------    -------------------


DEFERRED INCOME TAXES                                             $440,000               $440,000
                                                            --------------------    -------------------


DEFERRED REVENUE                                                  $600,000               $600,000
                                                            --------------------    -------------------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,747,425 shares at November 30, 1996,
    5,721,000 shares at February 29, 1996                          $57,474                $57,210
  Additional paid-in capital                                     9,573,032              9,396,802
  Retained earnings                                             23,626,964             20,376,811
                                                            --------------------    -------------------

                                                               $33,257,470            $29,830,823
                                                            --------------------    -------------------

                                                               $54,648,483            $55,957,802
                                                            ====================    ===================



                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                      Three months ended                           Nine months ended
                                          November  30,                              November  30,
                                     1996                 1995                  1996                 1995
                               ------------------   ------------------    ------------------   ------------------


Net sales                         $16,656,582          $22,616,765           $62,878,324          $76,623,033

Cost of goods sold                 12,930,350           16,097,675            45,909,026           53,333,890
                               ------------------   ------------------    ------------------   ------------------

    Gross profit                   $3,726,232           $6,519,090           $16,969,298          $23,289,143
                               ------------------   ------------------    ------------------   ------------------

Operating expenses:
  Selling                          $1,519,682           $1,714,894            $5,865,148           $6,491,990
  General and
    administrative                  1,587,956            2,030,292             5,009,314            5,954,613
                               ------------------   ------------------    ------------------   ------------------

                                   $3,107,638           $3,745,186           $10,874,462          $12,446,603
                               ------------------   ------------------    ------------------   ------------------

    Operating income                 $618,594           $2,773,904            $6,094,836          $10,842,540

Other income
  (expense):
  Interest income                        -                   3,079                  -                   3,079
  Interest expense                   (334,757)            (296,666)           (1,060,938)            (755,995)
  Other                                  -                    -                    3,254                  -
                               ------------------   ------------------    ------------------   ------------------

    Income before income
      taxes                          $283,837           $2,480,317            $5,037,152          $10,089,624

Income taxes                          100,000              893,000             1,787,000            3,668,000
                               ------------------   ------------------    ------------------   ------------------

    Net income for the
      period                         $183,837           $1,587,317            $3,250,152           $6,421,624
                               ==================   ==================    ==================   ==================


Net income per
  common share:
    Primary                             $0.03                $0.27                 $0.55                $1.06
    Fully diluted                       $0.03                $0.27                 $0.56                $1.08
                               ==================   ==================    ==================   ==================

Weighted average
  number of common
  shares outstanding
  including Common
  Share equivalents
    Primary                         5,832,643            5,950,429             5,903,226            6,062,450
    Fully diluted                   5,850,052            5,966,354             5,846,026            5,959,917
                               ==================   ==================    ==================   ==================


                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended November 30, 1996 and 1995
                                   (Unaudited)


                                                                         November 30,          November 30,
                                                                           1996                    1995
                                                                    --------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                           $3,250,152             $6,421,624
   Adjustments required to reconcile net
     income to net cash provided by (used in)
     operating activities:
      Depreciation                                                       1,054,500                528,000
      Amortization                                                         475,348                525,948
      Deferred income taxes                                                    -                 (150,000)
     Change in assets and liabilities:
       Receivables                                                      (2,349,710)            (6,251,117)
       Inventories                                                       1,528,114               (306,697)
       Prepaid expenses                                                    548,620                204,539
       Accounts payable                                                 (6,939,813)            (1,324,766)
       Accrued expenses                                                   (785,516)              (213,832)
       Income taxes                                                        237,550                393,997
                                                                    --------------------    -------------------

       Net cash provided by
         (used in) operating activities                                ($2,980,755)             ($172,304)
                                                                    --------------------    -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  ($1,244,473)           ($3,486,805)
   Other                                                                   (34,893)               (98,345)
                                                                    --------------------    -------------------

       Net cash used in investing activities                           ($1,279,366)           ($3,585,150)
                                                                    --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term borrowings                     $3,491,250             $5,095,000
   Principal payments on long-term
     borrowings                                                           (739,437)              (724,356)
   Net proceeds from
     issuances of common stock 1996;
     17,750 shares, 1995; 92,859 shares                                    176,494                501,887
                                                                    --------------------    -------------------

       Net cash provided by (used in) financing activities              $2,928,307             $4,872,531
                                                                    --------------------    -------------------

       Increase (decrease) in cash and
         cash equvalents                                               ($1,331,814)            $1,115,077

Cash and cash equivalents:
   Beginning                                                            $2,166,863               $601,394
                                                                    --------------------    -------------------

   Ending                                                                 $835,049             $1,716,471
                                                                    ====================    ===================

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

     The consolidated condensed balance sheet as of November 30, 1996, and the consolidated statements of operations for the three-month and nine-month periods ended November 30, 1996 and November 30, 1995 and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1996 and November 30, 1995 and for all periods presented have been made. The operating results for the period ended November 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain   information  and  footnote   disclosures   normally  included  in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Net Sales. Net sales were $16.7 million in the third quarter of fiscal 1997, a decrease of 26% over the comparable quarter of fiscal 1996 when sales were $22.6 million. Net sales for the first nine-months of fiscal 1997 were $62.9 million, compared to $76.6 million for the first nine-months of fiscal 1996, a decrease of 18%. In-line roller skates, ice skates, parts and accessories and roller hockey product sales decreased 21%, 100%, 14% and 90%, respectively, from the third quarter of fiscal 1996 to fiscal 1997. Sales of in-line roller skates accounted for approximately 88% of total sales in the third quarter of fiscal 1997 compared to 82% in the third quarter of fiscal 1996. Sales of parts and accessories accounted for approximately 12% of total sales in the third quarter of fiscal 1997 compared to 10% in the third quarter of fiscal 1996. Roller hockey equipment sales accounted for approximately 1% of total sales in the third quarter of fiscal 1997 compared to 3% in the third quarter of fiscal 1996. Ice skate sales were insignificant in the third quarter of fiscal 1997 compared to 5% of total sales in the third quarter of fiscal 1996. Sales to the Company's ten largest customers accounted for approximately 73% of the Company's total sales in the third quarter of fiscal 1997 compared to 77% of the Company's total sales in the third quarter of fiscal 1996.

     The European market for the Company's products continues to grow and expand. As a result, the Company's sales in Europe increased from $1.0 million in the third quarter of fiscal 1996 to $1.9 million in the third quarter of fiscal 1997, an increase of approximately 90%. Domestic sales were 81% of total net sales in the third quarter of fiscal 1997 compared to 84% in the third quarter of fiscal 1996, while export sales were 19% in the third quarter of fiscal 1997 compared to 16% in the third quarter of fiscal 1996. Export sales consisted of sales in Canada and outside North America of 1% and 18% of total net sales in the third quarter of fiscal 1997, respectively, compared to 1% and 15% in the third quarter of fiscal 1996, respectively.

Several factors contributed to the Company's sales performance in the third quarter of fiscal 1997. The decrease in domestic and Canadian sales was a result of continued overall retail slowdown in sporting good purchases, continued
excess inventory in the market place and continued strong competition, especially with the Company's mass merchant accounts. Sales to the Company's mass merchant accounts decreased approximately 44% from third quarter of fiscal 1996 to fiscal 1997, while sales to non-mass merchant accounts increased approximately 12% from the third quarter of fiscal 1996 to fiscal 1997. With the soft retail environment in the United States and Canada and the continued excess inventory levels in the market place, the level of customer reorders was below the Company's expectations. The increase in sales to Europe was a result of the Company's ability to capitalize on continued industry growth in the European market.

     Gross Margin. The Company's gross margin decreased $2.9 million (or 44%) between the third quarter of fiscal 1997 and the third quarter of fiscal 1996. Gross margin as a percentage of sales was 22% in the third quarter of fiscal 1997 compared to 29% in the third quarter for fiscal 1996. The decrease in the gross margin percentage is primarily due to the overall retail slowdown and continued excess retail inventories. The Company has had an increase in competition and product pricing pressure at all levels, from the mass merchants to the specialty shops. These factors resulted in an increase in close- out product sales at even lower than normal close-out gross margins and an increase in discounts and price markdowns.

     Operating Expenses. The Company's operating expenses (consisting of Selling expenses and General and Administrative expenses) were $3,107,638 (or 19% of net sales) in the third quarter of fiscal 1997, compared to $3,888,286 (or 17% of net sales) in the third quarter of fiscal 1996.

Selling expenses decreased $195,212 (or 11%) between the third quarter of fiscal 1997 and 1996, and were approximately 9% and 8% of net sales in the third quarter of fiscal 1997 and 1996, respectively. The overall decrease in selling expenses was a result of a reduction in sales commissions and endorsement royalties associated with the decreased sales volume and an increase in advertising and promotional expenses.

General and Administrative expenses decreased $585,436 (or 27%) between the third quarter of fiscal 1997 and 1996, and were approximately 10% and 9% of net sales in the third quarter of fiscal 1997 and 1996, respectively. The decrease in general and administrative expenses was primarily due to a reduction in personnel costs, savings associated with the Company's new office and warehouse facility and reduced operating expenditures resulting from management's control over spending and expenses.

The overall decrease in operating expenses is a result of management's continued efforts to closely monitor and control expenses and the ability of management to respond on a timely basis to the Company's reduced sales activity.

     Other Income and Expense. Interest expense in the third quarter of fiscal 1997 was $334,757 (or 2% of net sales) compared to $296,666 (or 1% of net sales) in the third quarter of fiscal 1996. The increase in interest expense is due to the addition of the mortgage note associated with the Company's new office and warehouse facility.

     Net Income. The Company had net income of $183,837 or ($ .03 per share) in the third quarter of fiscal 1997, compared to $1,587,317 (or $ .27 per share) in the third quarter of fiscal 1996. This represents a decrease of $1,403,480 (or 88%) in total earnings and a decrease of $ .23 (or 85%) in earnings per share. This decrease can be attributed to the decrease in both the sales volume and the gross margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's cash and cash equivalents were $835,049 as of November 30, 1996, compared to $2,166,863 as of February 29, 1996. The decrease in cash and cash equivalents is a result of $2,980,755 of cash used in operating activities and $1,279,366 of cash used in investing activities being partially offset by $2,928,307 of cash provided by financing activities. The net cash used in operating activities was primarily from a decrease in accounts payable and an increase in accounts receivable being partially offset by a decrease in inventories and net income. The net cash used in investing activities was primarily for the purchase of capital assets. The net cash provided by financing activities was primarily from proceeds received on the Company's line of credit.

     The Company had net working capital of $27,922,824 as of November 30, 1996, compared to $24,944,985 as of February 29, 1996. The Company's current ratio at November 30, 1996 was 3.0 to 1 compared to 2.4 to 1 at February 29, 1996. The improvement in the Company's net working capital and current ratio was primarily attributable to an increase in the Company's receivables and a decrease in the Company's trade accounts payable.

     The Company's debt-to-worth ratio was .6 to 1 as of November 30, 1996, compared to .9 to 1 as of February 29, 1996. The Company's long-term debt, which consists primarily of the mortgage note on the Company's office and warehouse facility and obligations under endorsement license agreements, less current maturities, was $6,181,071 as of November 30, 1996. As of November 30, 1996, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000,000, of which $8,759,250 was outstanding. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of November 30, 1996, there were no outstanding balances on this credit facility.

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




Dated:   January 6, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                               Commission File No.:  0-16422
November 30, 1996

       -----------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
      -------------------------------------------------------------------
Exhibit Number    Description

 3.1 Restated Articles of Incorporation--incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996

 3.2 Bylaws -- incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C

 4.1 Specimen of Common Stock Certificate--incorporated by reference to 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991

4.2 Certificate of Designations of Series A Preferred Stock (included in Restated Articles of Incorporation -- see
                  Exhibit 3.1)

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock-incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

27                Financial Data Schedule (included in electronic version only)

 .