Form 10-K405
period 1997-02-28
FIRST TEAM SPORTS INC
filed 1997-05-16
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 1997      Commission File No.: 0-16442

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 30, 1997 was approximately $29,510,788 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at April 30, 1997:
        5,752,596 shares.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

     (a) General Development of Business.

     First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contract manufacturers) and distribution of in-line roller skates, ice skates, street hockey equipment and related accessory products. In-line roller skates feature wheels mounted in a straight line on a light-weight metal or composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986 by David G. Soderquist, John J. Egart and Ronald W. Berg. Mr. Soderquist and Mr. Egart continue to serve as executive officers and directors of the Company. First Team Sports Exports, Inc., the Company's wholly owned subsidiary, was incorporated in April 1991 as a U.S. Virgin Islands corporation. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiary.

     (b) Financial Information about Industry Segments.

     The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contract manufacturers) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6, 7, 8 and 14.

     (c) Narrative Description of Business.

         (1)      Products.

     The Company's principal products are in-line roller skates marketed under the ULTRAWHEELS(R), SABOTAGE(R), SKATE ATTACK(R), STREET ATTACK(R), ROLL USA(R) and AIRBORNE(R) brand names. The Company also supplies in-line roller skates under various third party labels. ULTRAWHEELS brand skates, marketed to specialty and chain sporting goods dealers, are provided in twenty-six different models: Trion(TM), Millennium(TM), Millennium LS(TM), Spectrum(TM), Azure(TM), Durango(TM), Laguna(TM), Solana(TM), Taos(TM), Terra(TM), Legend(TM), Infinity(TM), Royale(TM), Vision(TM), Vision LS(TM), Prism(TM), Sabotage FY(TM), Sabotage ST(TM), Sabotage RP(TM), Sonic(TM), Sting(TM), Slant 6(TM), Lazar(TM), Wizard(TM), UltraRace(TM) and Brett Hull Power Play(TM). The twenty-six different models include styles designed for performance/fitness skaters, adult and youth recreational skaters, and in-line roller hockey players. The Sabotage models, also marketed to the specialty and chain sporting goods dealer, are designed specifically for aggressive in-line skaters. The Skate Attack, Street Attack, RollUSA and Airborne branded products are produced for sales to the mass merchant market. The Skate Attack brand skates are manufactured in seven models:
Grind(TM), Corona(TM), Achieve(TM), Eclipse(TM), Swerve(TM), Siren(TM) and Sport(TM). The RollUSA brand consists of four models: Hawk(TM), Cyclone(TM), Team Gretzky(TM) and Storm(TM). The Company's in-line roller skates consist of a molded plastic boot with integrated frame, or a frame riveted to the bottom of the boot, and high-density polyurethane wheels mounted on ball bearings.

     The industry's first line of women's specific protective gear was introduced under the UltraWheels brand name in December 1996. WSD(TM) wrist guards, elbow pads and knee pads are sold separately as well as in a three-pack. The Company believes the products offer women protective gear that is better suited to their needs--each item is very lightweight, anatomically designed and lined with CoolMax(TM) fabric to pull moisture away from skin.

     The Company began shipment of its new Softec(TM) line of fitness skates in March 1997. The Durango, Laguna, Solana, Taos and Terra models are constructed using patented technology allowing the skates to have the look and feel of an athletic shoe while maintaining the ankle and lower leg support demanded by in-line skates. All models feature a removable liner suitable for walking short distances.

     Tuff Guys(TM), the Company's first branded line of replacement wheel sets, began shipping to European customers in August 1996. The line features replacement wheel sets for aggressive, recreational, fitness and hockey skaters. The Company is currently considering marketing the Tuff Guys brand in the United States.

             (2)      Status of products in development

     The Company continues to develop products for the growing aggressive, recreational and fitness categories, as well as improving upon existing models.

     The aggressive category continues to grow in image and size. Continuing with its investment in this area, the Company has expanded and improved upon the Sabotage(TM) line of aggressive skates and accessories. Shipments of the expanded line are expected to begin in December 1997.

     The early success of the Company's Softec products, marketed under the UltraWheels brand, has led to additional research and development in products featuring this type of technology. The Company also expects to begin shipment of skates in this category beginning in December 1997.

     The Company intends to introduce additional new products as testing is completed to its satisfaction and when funding is available. There is no assurance, however, that the Company will be successful in introducing new products or that such new products will prove commercially acceptable.

             (3)      Source of Materials.

     The Company's products are sourced from independent contract manufacturers located in the United States and foreign countries. These suppliers manufacture, assemble and package the Company's products under the detailed specifications of the Company. The independent contract manufacturers are responsible for shipment to the Company's warehouse in Minneapolis, Minnesota or directly to certain major customers' distribution centers and warehouses.

     The components for the Company's products are manufactured by independent contract manufacturers, also located in the United States and foreign countries, who have been procured by the Company's suppliers or, frequently, by management of the Company.

     The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contracts for production. All purchase orders are in U.S. Dollars.

             (4)      Patents, trademarks, licenses, franchises and concessions.

     The Company markets its products under a number of trade names and trademarks, including the following principal trademarks or registered trademarks of the Company: "Ultra- Wheels," "Skate Attack," "Official Skate of Street Hockey," "Euro-Sport," "Euro Rail," "Ultra- Ice" and "Street Attack." The Company owns approximately ten United States trademark registrations and, in addition, has several pending trademark applications. The Company owns a large number of foreign trademark registrations, regularly files for registration of its more important trademarks in the United States and in numerous foreign countries and has several pending applications. The Company relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks. The Company has licenses to use the names and likeness of various hockey players, figure skaters and related organizations as mentioned above. The Company has also filed five patent applications covering various parts of in-line skates and methods of producing its products.

             (5) and (6)  Seasonality and Working Capital.

     The Company's marketing area covers North America, South America, Europe, Australia and the Far East. This large and diverse marketing area, along with the acceptance of the Company's products by athletes and recreational users, has helped reduce the seasonal variations in the Company's sales and in the demands on the Company's working capital. The Company's products are primarily used outdoors in the spring and summer months. With approximately 90% of the Company's sales occurring in North America and Europe, the Company does have increased sales and demands on its working capital during the spring selling season.

             (7)      Major Customers.

     Certain customers of the Company have accounted for more than 10% of the Company's sales in one or more of the past three fiscal years. In fiscal 1997, Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 23% of the Company's total revenues. In fiscal 1996, Wal-Mart accounted for approximately 27% of the Company's total revenues and Target Stores, based in Minneapolis, Minnesota, accounted for approximately 12% of the Company's total revenues. In fiscal 1995, Target Stores accounted for approximately 18% of the Company's total revenues and Wal-Mart accounted for approximately 18% of the Company's total revenues.

             (8)      Backlog.

     The Company had approximately $9,044,318 in unfilled purchase orders as of May 1, 1997, compared to approximately $10,369,364 in unfilled purchase orders on May 22, 1996. Approximately $5,481,931 of these backlog orders are a result of spring booking orders to be shipped at future dates and approximately $3,562,387 result from orders of products that are temporarily unavailable.

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

     The Company believes it has a significant share of the in-line roller skate market. Rollerblade, Inc., maker of Rollerblades, is considered to be the market leader; and K2, Inc. is a strong competitor. The Company competes with Rollerblade, Inc. and K2, Inc. in all price and quality ranges. The Company believes that it would not be difficult for other companies, both new enterprises and established members of the sporting goods industry, to enter the in-line roller skate market, and, in fact, many new companies have entered this market in recent years.

            (11)     Research and development.

     Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1997, 1996 or 1995.

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

            (13)     Employees.

     As of May 1, 1997, the Company employed 81 full-time employees and 3 part-time employees.

     (d) Export Sales.

     The Company's wholly owned subsidiary, First Team Sports Exports, Inc., was formed in April 1991, which subsidiary has no assets attributable to any specific foreign geographic area. In fiscal 1997, First Team Sports Exports, Inc. had export sales of $25,506,141, which represented 33% of the total fiscal 1997 net sales of the Company. Export sales in fiscal 1996 were $25,818,632, which represented approximately 27% of total net sales; and, in fiscal 1995, they were $10,967,437, which represented approximately 13% of total net sales. Canadian net sales were $5,621,496 (7% of total net sales) in fiscal 1997, $10,358,169 (11% of total net sales) in fiscal 1996 and $4,986,591 (6% of total net sales) in fiscal 1995. Sales outside North America were $19,884,645 (26% of total net sales) in fiscal 1997, $15,460,463 (16% of total net sales) in fiscal 1996 and $5,980,846 (7% of total net sales) in fiscal 1995.


ITEM 2.  PROPERTIES

     The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property which had a balance of $4,503,000 as of May 1, 1997.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the quarter ended February 28, 1997.

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


Name and Age of       Current Positions with Company and Principal
Executive Officer         Occupations for the Past Five Years


John J. Egart         President and Chief Executive Officer of the Company since
         47           January 1994; Director of the Company since the Company's
                      inception in May 1986; Executive Vice President of the
                      Company from the Company's inception in May 1986 to January 1994.

David G. Soderquist   Vice Chairman of the Company since January 1994; Director
         48           of the Company since the Company's inception in May 1986;
                      President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.

Robert Lenius, Jr.    Vice President and Chief Financial Officer of the Company
         49           since July 1991; Vice President/Finance of the Company
                      from July 1987 to July 1991.

Susan L. Joch         Vice President/Marketing of the Company since November
         36           1993; Director of Marketing of the Company from July 1991
                      to November  1993;  Product  Marketing Manager for Tonka
                      Corporation, a toy manufacturer, from June 1989 to July 1991.

Kent A. Brunner       Vice President of Finance of the Company since September
         36           1996; Controller of the Company from November 1994 to
                      September  1996;  Audit  Manager for McGladrey  & Pullen,
                      LLP, a national certified public accounting firm, from June 1988 to November 1994.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     (a) Market Information.

     The range of bid quotations for the Company's Common Stock during fiscal 1996 and fiscal 1997 was as follows:


Quarter Ended                      High              Low

May 31, 1995                       $25-1/2           $18
August 31, 1995                    $31-3/4           $19
November 30, 1995                  $21-3/4           $10-3/4
February 29, 1996                  $18-3/4           $12-1/4

May 31, 1996                       $17-7/8           $12-3/4
August 31, 1996                    $14-5/8           $ 7-1/2
November 30, 1996                  $10               $ 7-1/8
February 28, 1997                  $10-1/4           $ 5-1/2


The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP." The above prices are bid quotations and may not necessarily represent actual transactions.

     (b) Holders.

     As of April 30, 1997, there were approximately 459 holders of record of the Company's Common Stock.

     (c) Dividends.

     The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              Years ended February 28, 1997, February 29, 1996,
                                                                      February 28, 1995, 1994 and 1994


                                               1997               1996               1995              1994               1993
                                              ------             ------             ------            ------             -----

Operations Data:

  Net Sales                              $76,435,022        $97,667,448        $85,528,860       $35,534,892        $38,244,144
  Net Income                               2,725,282          7,811,857          6,098,757           635,409          2,961,948
  Net Income Per Share                           .46               1.30               1.07               .12                .54
  Cash Dividends Paid Per Share                   --                 --                 --                --                 --


Balance Sheet Data:
  Total Assets                           $52,343,501        $55,957,802        $45,863,753       $29,596,443        $20,323,893
  Working Capital                         27,921,689         24,944,985         18,109,090        11,589,217         11,175,839
  Long-Term Obligations                    6,217,936          6,880,360          3,053,494         1,800,072          1,641,248
  Shareholders' Equity                    32,745,931         29,830,283         20,850,079        13,939,578         13,279,475




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales. Net sales declined 22% in the fiscal year ended February 28, 1997 compared to an increase of 14% in fiscal year 1996. In-line skate sales volume decreases and a decrease in the average selling price of the Company's Skate Attack line were the principal factors in the Company's net sales decline in fiscal 1997. The Company's Skate Attack line is sold primarily through the mass merchant retail channel and carries a lower average selling price, which was pressured further downward in fiscal 1997 as a result of excess retail inventory levels and a slightly saturated market. The net sales increase in fiscal 1996 was due principally to increased sales volume.

     The Company's product groups consist of in-line skates, ice skates, accessories and parts (primarily protective wear and replacement wheels and bearings) and roller hockey products. Within the product groups, the Company maintains an UltraWheels and Skate Attack line of products. The UltraWheels line consists of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers, and the Skate Attack line consists of lower priced products for mass merchant customers.

     In-line skate net sales were $65 million, $82 million and $69.3 million in fiscal 1997, 1996 and 1995. Ice skate net sales were insignificant, $1.4 million and $1 million in fiscal 1997, 1996 and 1995. Accessories and parts net sales were $9.3 million, $10.9 million and $10.3 million in fiscal 1997, 1996 and 1995. Roller hockey products net sales were $2.1 million, $2.8 million and $4.7 million in fiscal 1997, 1996 and 1995.

     While the Company experienced a decrease in U.S. and Canadian sales, the European market continued to grow and expand for the Company's products. U.S. and Canadian sales were $56.4 million, $82.2 million and $79.5 million in fiscal 1997, 1996 and 1995. Excess inventories in the marketplace, an overall retail slowdown in in-line skate purchases and strong competition for the Company's mass merchant accounts are the primary reasons for the decrease in 1997. Sales in Europe were $14.1 million, $8.5 million and $2.2 million in fiscal 1997, 1996 and 1995. The European market has held strong growth rates due to customer acceptance of products and increased consumer participation in in-line skating. Other International sales were $5.9 million, $7 million and $3.8 million in fiscal 1997, 1996 and 1995. The decrease in other international sales in 1997 was primarily the result of excess inventory levels in the Pacific Rim marketplace.

     Gross Margin. As a percentage of net sales the gross margin was 25.6% in 1997, 29.9% in 1996 and 29.7% in 1995. The percentage decreased in 1997 was due to an overall retail slowdown of in-line skate sales and excess retail inventory levels. This resulted in increased competition and gross margin pressure at all levels from the mass merchants to the specialty shops.

     The Company's UltraWheels brand of in-line skates accounted for 51%, 42% and 36% of in-line skate sales in fiscal 1997, 1996 and 1995. The Skate Attack brand accounted for 47%, 53% and 60% of in-line skate sales in fiscal 1997, 1996 and 1995. Although the UltraWheels brand consists of higher end and higher margin products, the increased gross margin from these sales was limited due to the reasons discussed above and was partially offset by the gross margin pressure of the Skate Attack products and close-out product sales.

     Operating Expenses. Selling expenses were $7.2 million, $7.8 million and $7.1 million in fiscal 1997, 1996, and 1995. As a percentage of net sales the selling expenses were 9.4%, 8.0%, and 8.3% in fiscal 1997, 1996 and 1995. The decrease in the absolute dollar amount of selling expenses in 1997 was due primarily to a reduction in sales commissions and endorsement royalties associated with the decreased sales volume. The increase in selling expenses as a percentage of net sales in fiscal 1997 was due to continued efforts to advertise and market the Company's new products. The increase in the absolute dollar amount of selling expenses in 1996 was due primarily to additional commissions and advertising and promotional expenses associated with new products and the increased sales volume.

     General and administrative expenses were $6.8 million, $8.3 million and $7.9 million in fiscal 1997, 1996 and 1995. As a percentage of net sales the general and administrative expenses were 8.9%, 8.5% and 9.2% in fiscal 1997, 1996 and 1995. The decrease in the absolute dollar amount of general and administrative expenses in 1997 was due primarily to a reduction in personnel costs, savings associated with the Company's new office and warehouse facility, and reduced operating expenditures resulting from managements control over spending and expenses. The increase in general and administrative expenses in 1996 was the result of increased personnel and occupancy expenses incurred to manage the increased sales volume.

     The overall decrease in operating expenses in 1997 was a direct result of managements continued efforts to closely monitor and control expenses, and the ability of management to respond on a timely basis to the Company's reduced sales activity.

     Other Income and Expense. Interest expense was $1.3 million, $.9 million and $.8 million in fiscal 1997, 1996 and 1995. The increases in interest expense in fiscal 1997 and 1996 were primarily due to the addition of the mortgage note associated with the Company's new office and warehouse facility.

     Provision for Income Taxes. The Company's effective tax rate decreased from 36.0% in 1995 to 35.7% in 1996 to 35.5% in 1997. The decrease was primarily the result of an increase in the Company's international sales as a percentage of total sales. The Company utilizes its wholly-owned subsidiary First Team Sports Exports, Inc., a foreign sale corporation, to help reduce the Company's tax burden.

     Net Income. Net income as a percent of net sales was 3.6%, 8.0% and 7.1% in fiscal 1997, 1996 and 1995. The decrease in 1997 and the increase in 1996 were a result of the factors discussed above.


Liquidity and Capital Resources

     As of February 28, 1997, total cash and cash equivalents were $381,427 compared to $2,166,863 as of February 29, 1996. The decrease in cash and cash equivalents in fiscal 1997 was a result of $507,778 of cash provided by operating activities being offset by $1,591,220 of cash used in investing activities and $701,994 of cash used in financing activities.

     The net cash provided by operating activities was primarily from net income plus depreciation and the net effect of the decrease in inventories and payables. Inventory levels, primarily component parts, decreased significantly in fiscal 1997. This decrease was attributable to the Company having a higher percentage of its in-line skates made overseas. The accounts payable decrease was the result of the Company taking advantage of vendor discounts and the increased overseas manufacturing.

     Investing activities consumed $1,591,220 in cash during fiscal 1997 compared to $7,509,272 in fiscal 1996. In fiscal 1996 the Company purchased its new office and warehouse facility which accounted for approximately $5 million of cash used in investing activities. The capital expenditures for fiscal 1997 consisted primarily of production tooling required for new products. The Company expects to spend approximately $1.8 million for capital additions in fiscal 1998.

     The Company used $701,994 for financing activities in fiscal 1997 compared to $539,169 provided by financing activities in fiscal 1996. The major financing application of cash in fiscal 1997 was the reduction of the Company's line of credit balance, and the major source of cash from financing activities in fiscal 1997 was proceeds from the Company's office and warehouse facility mortgage.

     The Company's debt-to-worth ratio was .6 to 1 as of February 28, 1997 compared to .9 to 1 as of February 29, 1996. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6,217,936 as of February 28, 1997 (see Note 5 in Notes to Financial Statements). As of February 28, 1997, the Company had a revolving line of credit established with a bank that provides for borrowings of up to $15,000,000 of which $5,319,250 was outstanding. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of February 28, 1997 there was no balance outstanding on this credit facility.

     The Company believes that its current cash position with funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the Company's operating requirements in fiscal 1998.


Outlook:  Issues and Uncertainties

     The Company does not provide forecasts of potential future financial performance. The statements contained in this outlook are based on current expectations. These statements are forward looking and the Company's actual results may differ materially.

     The Company believes that the total number of in-line skating participants worldwide will continue to grow in fiscal 1998. First Team Sports believes the dramatic and innovative new products currently on the market will re-awaken avid participants of in-line skating and will improve the recruitment of new participants.

     The Company's strategy has been and continues to be to introduce high quality, innovative, price valued products, consequently, driving consumer demand toward newer products. Future production capacity is planned based on the continued success of the Company's strategy. If the market does not continue to grow and move toward higher performance products, revenues and earnings will likely be adversely impacted.

     The Company's gross margin is a sensitive function of the product mix sold, pricing and the market conditions in any period. Because the Company's Skate Attack brand is sold to the mass merchant customer, the product is more of a commodity in nature and generally has lower gross margin percentages than the Company's UltraWheels brand. As a result, future gross margin percentages are difficult to predict.

     The Company considers it imperative to maintain a strong research and development program to be able to continue offering innovative new products to consumers. Research and development expenditures in fiscal 1998 should be consistent with those in fiscal 1997. The Company also continues to closely monitor and control its selling and general and administrative expenditures.

     While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook:

     Competition. The Company competes with numerous manufacturers of in-line skates domestically and internationally and anticipates future competition from other large and well-established sporting good manufacturers. Rollerblade, Inc. and K2 are the Company's primary competitors and have substantially greater resources than the Company. The intense competition in the in-line skate market has put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) control manufacturing costs and offer products at commercially-acceptable prices; (ii) develop new products and generate market acceptance of such products; and (iii) continue to develop and expand its international business.

     Dependence  on Key  Customers.  During the fiscal year ended  February  28,
1997,   sales  to  Wal-Mart  and  Target  Stores   accounted  for  23%  and  7%,
respectively, of the Company's revenues. Increased competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's relationship with Wal-Mart or Target Stores. Decreased orders from either of these customers could have a material adverse impact on the Company's financial results.

     Stock Market Volatility. Historically, the Company's stock price has been subject to significant volatility. Any deviation in the Company's actual results from market expectations has often resulted in significant stock price fluctuations, both positive and negative, and the Company has no reason to believe such stock price fluctuations will not continue to occur.

     Other. The Company's products are primarily used outdoors and therefore adverse weather conditions can have a negative impact on consumer demand. Because the Company's products are of a recreational nature and not considered basic necessities, a general decline in overall economic conditions may have a greater adverse effect on the Company's sales then on sales of other consumer products.

     First Team Sports believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success. However, future revenues, costs, margins, and profits are all influenced by a number of factors as discussed above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed below are included herein immediately following the signature page of this Form 10-K on the pages set forth:
                                                                        Page

Independent Auditor's Report on Consolidated Financial Statements........F-1

Consolidated Balance Sheets as of February 28, 1997 and
    February 29, 1996....................................................F-2

Consolidated Statements of Income for the years
  ended February 28, 1997, February 29, 1996 and February 28, 1995.......F-4

Consolidated Statements of Shareholders' Equity for the years ended
   February 28, 1997, February 29, 1996 and February 28, 1995............F-5

Consolidated Statements of Cash Flows for the years ended
   February 28, 1997, February 29, 1996 and February 28, 1995............F-6

Notes to Consolidated Financial Statements ..............................F-7

Independent Auditor's Report on Schedule II .............................F-16

Schedule II -  Reserve Accounts .........................................F-17

Schedules  I, III,  IV and V are  omitted  since  they are not  applicable,  not
required  or  the  information  is  presented  in  the  consolidated   financial
statements or related notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Other than "Executive Officers of the Company," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 11.          EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

     (a) Documents filed as part of this report.

     (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

     Independent Auditor's Report on Consolidated Financial Statements

     Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996

     Consolidated Statements of Income for the years ended February
       28, 1997, February 29, 1996 and February 28, 1995

     Consolidated Statements of Shareholders' Equity for the years ended February 28, 1997, February 29, 1996 and February 28, 1995

     Consolidated  Statements  of Cash  Flows for the  years  ended
       February 28, 1997, February 29, 1996 and February 28, 1995

     Notes to Consolidated Financial Statements

     (2) Financial  Statement  Schedules.  The following schedule is included in
Part II, Item 8, of this Annual Report on Form 10-K:

     Independent Auditor's Report on Financial Schedule II.

     Schedule II - Reserve Accounts.

     Schedules I, III, IV and V are omitted since they are not  applicable,  not
required  or  the  information  is  presented  in  the  consolidated   financial
statements or related notes.

     (3) Exhibits.

     The following exhibits are included in this report: See "Exhibit Index to Form 10-K" beginning at page E-1 immediately following the financial statements which follow the signature page of this Form 10-K.

     (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended February 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST TEAM SPORTS, INC.



May 16, 1997                              By /s/ John J. Egart
                                               John J. Egart
                                          President and Chief Executive Officer


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

Signature and Title                                                    Date


/s/ John J. Egart                                                  May 16, 1997
John J. Egart
President, Chief Executive Officer and Director
(Principal executive officer)


/s/ David G. Soderquist                                            May 16, 1997
David G. Soderquist
Vice Chairman and Director


(Signatures continued on following page)

Signature and Title                                                    Date


/s/ Joe Mendelsohn                                                 May 16, 1997
Joe Mendelsohn
Chairman and Director


/s/ Timothy G. Rath                                                May 16, 1997
Timothy G. Rath
Director


/s/ Stanley E. Hubbard                                             May 16, 1997
Stanley E. Hubbard
Director


/s/ William J. McMahon                                             May 16, 1997
William J. McMahon
Director


/s/ Robert L. Lenius, Jr.                                          May 16, 1997
Robert L. Lenius, Jr.
Vice President and Chief Financial Officer
(Principal financial officer)


/s/ Kent A. Brunner                                                May 16, 1997
Kent A. Brunner
Vice President of Finance
(Principal accounting officer)

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

We have audited the accompanying consolidated balance sheets of First Team Sports, Inc. and Subsidiary as of February 28, 1997, and February 29, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended Febru ary 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evide nce supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Team Sports, Inc. and Subsidiary as of February 28, 1997, and February 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.



                                      /s/ McGladrey & Pullen, LLP
St. Paul, Minnesota
April 9, 1997

FIRST TEAM SPORTS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
February 28, 1997 and February 29, 1996

ASSETS (Notes 4 and 5)                                                               1997               1996
--------------------------------------------------------------------------------------------------------------------

Current Assets
     Cash and cash equivalents                                                 $        381,427   $       2,166,863
     Receivables:
         Trade, less allowance for doubtful accounts
            1997 $565,000; 1996 $489,000                                             17,039,679          16,228,666
         Refundable income taxes                                                        258,492             155,146
     Inventory (Note 3)                                                              20,881,845          22,813,850
     Prepaid expenses                                                                   612,880             960,079
     Deferred income taxes (Note 6)                                                     997,000             827,000
                                                                               -------------------------------------
                   Total current assets                                              40,171,323          43,151,604
                                                                               -------------------------------------

Property and Equipment, at cost
Land (Note 10)                                                                          600,000             600,000
Building                                                                              4,988,680           4,825,740
     Production equipment                                                             4,715,979           4,069,078
     Office furniture and equipment                                                   1,754,017           1,509,120
     Warehouse equipment                                                                325,361             315,509
     Vehicles                                                                            19,567              46,925
                                                                               -------------------------------------
                                                                                     12,403,604          11,366,372

     Less accumulated depreciation and amortization                                   2,588,404           1,511,689
                                                                               -------------------------------------
                                                                                      9,815,200           9,854,683
                                                                               -------------------------------------

Other Assets
     License agreements, less accumulated amortization
         1997 $3,039,000; 1996 $2,459,000 (Note 8)                                    2,065,611           2,645,268
     Other                                                                              291,367             306,247
                                                                               -------------------------------------
                                                                                      2,356,978           2,951,515
                                                                               -------------------------------------
                                                                               $     52,343,501   $      55,957,802
                                                                               =====================================
See Notes to Consolidated Financial Statements.



LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1997               1996
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Note payable to bank (Note 4)                                             $      5,319,250   $       5,268,000
     Current maturities of long-term debt                                               662,414             943,060
     Trade accounts payable                                                           4,852,459           9,462,883
     Accrued expenses                                                                 1,415,511           2,532,676
                                                                               -------------------------------------
                   Total current liabilities                                         12,249,634          18,206,619
                                                                               -------------------------------------


Long-Term Debt, less current maturities (Notes 4 and 5)                               6,217,936           6,880,360
                                                                               -------------------------------------


Deferred Income Taxes (Note 6)                                                          530,000             440,000
                                                                               -------------------------------------


Deferred Revenue (Note 10)                                                              600,000             600,000
                                                                               -------------------------------------

Commitments (Note 8)


Shareholders' Equity (Notes 4 and 7)
     Common stock, par value $0.01 per share; authorized
         10,000,000 shares; issued and outstanding
         1997 5,749,796 shares; 1996 5,721,000 shares                                    57,498              57,210
     Additional paid-in capital                                                       9,586,340           9,396,802
     Retained earnings                                                               23,102,093          20,376,811
                                                                               -------------------------------------
                                                                                     32,745,931          29,830,823
                                                                               -------------------------------------
                                                                               $     52,343,501   $      55,957,802
                                                                               =====================================


FIRST TEAM SPORTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
Years Ended February 28, 1997, February 29, 1996, and February 28, 1995

                                                                    1997                1996               1995
--------------------------------------------------------------------------------------------------------------------
Net sales (Note 2)                                         $      76,435,022   $     97,667,448   $      85,528,860
Cost of goods sold                                                56,837,195         68,499,170          60,128,035
                                                           ---------------------------------------------------------
                   Gross profit                                   19,597,827         29,168,278          25,400,825
                                                           ---------------------------------------------------------

Operating expenses:
     Selling (Note 8)                                              7,190,515          7,774,248           7,060,747
     General and administrative                                    6,789,276          8,341,008           7,879,569
                                                           ---------------------------------------------------------
                                                                  13,979,791         16,115,256          14,940,316
                                                           ---------------------------------------------------------

                   Operating income                                5,618,036         13,053,022          10,460,509

Other expense:
     Interest expense                                             (1,275,882)          (892,321)           (761,074)
     Other, net                                                     (113,872)           (10,844)           (175,678)
                                                           ---------------------------------------------------------
                   Income before income taxes                      4,228,282         12,149,857           9,523,757

Federal and state income taxes (Note 6)                            1,503,000          4,338,000           3,425,000
                                                           ---------------------------------------------------------
                   Net income                              $       2,725,282   $      7,811,857   $       6,098,757
                                                           =========================================================

Net income per common and common equivalent
     share (Note 7):
     Primary                                               $            0.46   $           1.30   $            1.07
     Fully diluted                                                      0.46               1.30                1.03

Weighted average common and common equivalent shares outstanding:
     Primary                                                       5,884,175          6,007,004           5,706,932
     Fully diluted                                                 5,884,175          6,010,986           5,912,455

See Notes to Consolidated Financial Statements.

FIRST TEAM SPORTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended February 28, 1997, February 29, 1996, and February 28, 1995


                                                         Common Stock             Additional                       Total
                                                 ------------------------------     Paid-In       Retained     Shareholders'
                                                    Shares          Amount          Capital       Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1994                           5,447,748   $      54,477   $   7,418,904  $   6,466,197   $  13,939,578
   Shares issued upon exercise of stock options and
     warrants (Note 7)                                 180,479           1,805         810,561              -         812,366
   Payout of fractional shares created by three-for-two
     stock split                                           (43)              -            (622)             -            (622)
   Net income                                                -               -               -      6,098,757       6,098,757
                                                 -----------------------------------------------------------------------------
Balance, February 28, 1995                           5,628,184          56,282       8,228,843     12,564,954      20,850,079
   Shares issued upon exercise of stock options
     (Note 7)                                           92,816             928         500,959              -         501,887
   Tax benefit recognized from exercise of certain
     stock options (Note 7)                                  -               -         667,000              -         667,000
   Net income                                                -               -               -      7,811,857       7,811,857
                                                 -----------------------------------------------------------------------------
Balance, February 29, 1996                           5,721,000          57,210       9,396,802     20,376,811      29,830,823
   Shares issued upon exercise of stock options
     (Note 7)                                           28,796             288         189,538              -         189,826
   Net income                                                -               -               -      2,725,282       2,725,282
                                                 -----------------------------------------------------------------------------
Balance, February 28, 1997                           5,749,796   $      57,498   $   9,586,340  $  23,102,093   $  32,745,931
                                                 =============================================================================

See Notes to Consolidated Financial Statements.


FIRST TEAM SPORTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1997, February 29, 1996, and February 28, 1995

                                                                                1997             1996              1995
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                         $     2,725,282  $     7,811,857   $     6,098,757
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation                                                         1,537,073          771,045           569,442
         Amortization of license agreements                                     579,657          651,562           557,173
         Loss on retirement of equipment                                        108,510           13,950           174,256
         Deferred income taxes                                                  (80,000)        (225,000)         (193,000)
         Noncash tax expense related to option exercise                               -          667,000                 -
         Changes in current assets and liabilities:
            Receivables                                                        (811,013)         626,159        (5,486,640)
            Inventory                                                         1,932,005       (1,975,679)       (8,504,746)
            Prepaid expenses                                                    347,199          (71,345)          (19,467)
            Trade accounts payable                                           (4,610,424)         447,507         3,193,893
            Accrued expenses                                                 (1,117,165)         (72,484)        2,083,381
            Income taxes                                                       (103,346)        (109,000)                -
                                                                        ---------------------------------------------------
                   Net cash provided by (used in) operating
                       activities                                               507,778        8,535,572        (1,526,951)
                                                                        ---------------------------------------------------
Cash Flows From Investing Activities
     Purchases of building and equipment                                     (1,606,100)      (7,419,793)         (871,730)
     Other                                                                       14,880          (89,479)          (57,321)
                                                                        ---------------------------------------------------
                   Net cash used in investing activities                     (1,591,220)      (7,509,272)         (929,051)
                                                                        ---------------------------------------------------
Cash Flows From Financing Activities
     Net borrowings (payments) under line of credit note                     (4,823,750)       1,079,000         2,490,000
     Principal payments on long-term debt                                      (943,070)      (1,041,718)         (662,335)
     Proceeds from exercise of stock options and warrants, net
         of fractional share payments                                           189,826          501,887           811,744
     Proceeds of mortgage notes                                               4,875,000                -                 -
                                                                        ---------------------------------------------------
                   Net cash provided by (used in) financing
                       activities                                              (701,994)         539,169         2,639,409
                                                                        ---------------------------------------------------
                   Increase (decrease) in cash and cash equivalents          (1,785,436)       1,565,469           183,407

Cash and Cash Equivalents
     Beginning                                                                2,166,863          601,394           417,987
                                                                        ---------------------------------------------------
     Ending                                                             $       381,427  $     2,166,863   $       601,394
                                                                        ===================================================
See Notes to Consolidated Financial Statements
(Additional Cash Flow Information - Note 11).



                                   SCHEDULE II

FIRST TEAM SPORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business and concentration of credit risk: The Company sells in-line roller skates, ice skates, street hockey equipment, and related accessories under the brand names Ultra-Wheels(TM), Ultra-Ice(TM), Skate Attack(TM), Street Attack(TM), Gretzky 802(TM), and Roll U.S.A(TM) to retail and sporting goods stor es. These products are manufactured under outside production arrangements to the Company's specifications.

Basis of financial statement presentation and accounting estimates: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates.

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

Inventory: Inventory is valued at the lower of cost (first-in, first-out method) or market.

Depreciation: Depreciation of property and equipment are computed on the straight-line method over the following estimated useful lives:

                                                     Years
Building                                               39
Production equipment                                 2-10
Office furniture and equipment                        5-7
Warehouse equipment                                  6-10
Vehicles                                                5

License agreements: License agreement assets are being amortized over the terms of the agreements on a straight-line basis.

Note 1.    Nature of Business and Significant Accounting Policies (Continued)

Accounting for long-lived assets: The Company periodically reviews its property, equipment, and license agreements to determine potential impairment by comparing their carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

Net income per common and common equivalent share: Net income per common share is computed based upon the weighted-average number of common shares and common share equivalents (warrants and options) outstanding during each year. Common share equivalents are included in the computations using the treasury stock method whenever their inclusion has a dilutive effect.

Income taxes: Deferred taxes are provided using an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary di fferences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax ass ets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advertising   costs:   The  costs  of  advertising  are  expensed  as  incurred.
Advertising expense for the fiscal years ended 1997, 1996, and 1995 was $2,421,000, $2,192,000, and $2,223,000, respectively.

Fair value of financial instruments: The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, note payable to bank, trade accounts payable, income taxes payable, and long-term debt. At February 28, 1997, no separate comparis on of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

Note 2.  Sales Information and Major Suppliers

Major customers and credit risk: Net sales for fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, include sales to certain major customers as follows:
                                                    Percent of Net Sales
Customer                                            1997   1996   1995
  A                                                  23     27     18
  B                                                   7     12     18

At February 28, 1997, 22 percent of the Company's trade receivables were due from the aforementioned customers and 39 percent were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credi t arrangements and wire transfers to minimize its foreign credit risk.

Export sales: The Company's export sales approximated 33, 27, and 13 percent of total sales for fiscal years 1997, 1996, and 1995, respectively.

Major suppliers: The Company had 46 percent of its products produced by three suppliers during fiscal 1997, 36 percent from two foreign suppliers and 10 percent from a domestic supplier. Management believes that alternative suppliers are available in the event the Company is unable to obtain serv ices from its three major suppliers.

Note 3.  Inventory

Inventory consists of the following:

                                             February 28,       February 29,
                                                 1997               1996

Component parts                              $4,881,571         $8,185,873
Finished goods:
  Skates                                     12,806,808         11,346,966
  Accessories and replacement parts           3,193,466          3,281,011
                                             ----------         ----------
                                            $20,881,845        $22,813,850
                                             ==========         ==========

Note 4.  Notes Payable

The Company has a line-of-credit arrangement with a bank subject to renewal on July 1, 1997, whereby it may borrow up to $15,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (8.25 percent at February 28, 1997) minus 0.55 percent. Borrowings under the credit arr angement are collateralized by substantially all corporate assets, excluding land and building. Outstanding borrowings under this arrangement totaled $5,319,250 and $10,143,000 ($4,875,000 of which is classified as long-term) at February 28, 1997, and February 29, 1996, respectively.

In connection with the line-of-credit and term debt agreements, the Company has agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to attain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent.

Note 5.  Long-Term Debt

Long-term debt consists of the following:

                                                                                February 28,       February 29,
                                                                                    1997              1996

Obligations under license agreements, due in varying
  installments, with interest imputed at 6.7% to 9.25%, through
  2004 (Note 8)                                                                 $2,288,481         $2,732,777
Mortgage notes payable (representing line-of-credit debt
  reclassified as term debt for February 29, 1996, presentation), due in monthly installments of $57,638, including interest at
  7.41% through April 2006, secured by a mortgage on the
  building.                                                                      4,591,869          4,875,000
Other                                                                                    -            215,643
                                                                                -----------------------------
                                                                                 6,880,350          7,823,420

Less current maturities                                                            662,414            943,060
                                                                                -----------------------------
Long-term portion                                                               $6,217,936         $6,880,360
                                                                                =============================

Approximate aggregate future maturities of long-term debt as as follows:

Years ending February:
  1998                                             $662,000
  1999                                              646,000
  2000                                              689,000
  2001                                              735,000
  2002                                              784,000
  Thereafter                                      3,364,000
                                                  ---------
                                                 $6,880,000
                                                  =========

Note 6.  Income Tax Matters

Net deferred income taxes consist of the following components:

                                                 February 28,  February 29,
                                                     1997          1996

Deferred tax assets:
  Receivable allowances                              $197,000      $163,000
  Inventory costs                                     408,000       308,000
  Accrued  expenses                                   392,000       356,000
  License and patent agreements                        97,000        74,000
                                                     ----------------------
                                                    1,094,000       901,000
Deferred tax liabilities:
  Equipment                                          (627,000)     (514,000)
                                                    -----------------------
Net deferred assets                                 $ 467,000     $ 387,000
                                                     ======================

The  net  deferred  tax  assets  have  been   classified  on  the   accompanying
consolidated balance sheets as follows:

                                                    February 28,    February 29,
                                                       1997            1996

Current assets                                     $  997,000      $  827,000
Noncurrent liabilities                               (530,000)       (440,000)
                                                   --------------------------
                                                   $  467,000      $  387,000
                                                   ==========================

The provisions for income taxes charged to operations for fiscal years 1997, 1996, and 1995 are as follows:
                                        1997           1996           1995

Current tax expense                 $1,583,000      $4,563,000    $3,618,000
Deferred tax benefit                   (80,000)       (225,000)     (193,000)
                                    ----------------------------------------
                                    $1,503,000      $4,338,000    $3,425,000
                                    ========================================

The provisions for income taxes for fiscal years 1997, 1996, and 1995 differ from the amounts obtained by applying the U.S. federal income tax rate to pretax income as follows:
                                        1997           1996            1995
Computed "expected" federal
 tax expense                         $1,480,000      $4,252,000     $3,333,000
Increase  (decrease) in taxes
 resulting  from:
 State income taxes, net of
   federal   benefit                     70,000         242,000        191,400
 Other   items   individually
   insignificant, net                   (47,000)       (156,000)       (99,400)
                                      ----------------------------------------
                                     $1,503,000      $4,338,000     $3,425,000
                                      ========================================
Note 7.  Shareholders' Equity

Stock options: In prior years the Company reserved 975,000 common shares for issuance under the First Team Sports, Inc. 1987 Stock Option Plan (the 1987
Plan) and 525,000 common shares under the First Team Sports, Inc. 1994 Stock Option and Incentive Compensation Plan (the 1994 Plan). Both Plans provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code and nonqualified options not meeting the requirements of Section
422. All key employees of the Company are eligible to receive incentive and nonqualified stock options pursuant to the 1987 and 1994 P lans. Directors of the Company who are not employees may be granted nonqualified options under the Plans. Options are granted at the discretion of the Stock Option Committee. Options are nontransferable and generally granted at a price equal to the quoted market price of the shares at the date of grant.

The Company also established the First Team Sports, Inc. 1993 Employee Stock Purchase Plan (the 1993 Plan) and reserved 300,000 common shares for issuance thereunder. The 1993 Plan is intended to encourage stock ownership by all employees and is intended to qualify under Section 423 of the Interna l Revenue Code. All employees are eligible to participate in the 1993 Plan, with the exception of any employees owning 5 percent or more of the Company's total voting stock.

The Company has also issued several nonqualified options to purchase its common stock in connection with various transactions. In January 1997, the Company issued incentive stock options covering 68,251 shares that are not covered by the aforementioned plans.

Transactions involving stock options during fiscal years 1997, 1996, and 1995 are summarized as follows:

                                1997                     1996            1995
                          ---------------------     -----------------  -------
                                       Weighted              Weighted
                                       Average               Average
                                       Exercise              Exercise
                          Options        Price      Options    Price   Options
------------------------------------------------------------------------------
Outstanding at beginning
  of year                 776,854      $  9.96      663,171    $8.41   615,750
Exercised                 (28,796)        5.30      (92,816)    5.56  (180,479)
Canceled                  (51,596)       10.90         (473)    8.28    (7,380)
Granted                   229,558         6.55      206,972    12.95   235,280
                          ----------------------------------------------------
Outstanding at end
  of year                 926,020      $  9.21      776,854    $9.96   663,171
                          ====================================================

Weighted average fair value of options granted during 1997 and 1996 was $2.63 and $5.22, respectively.

As of February 28, 1997, options covering 523,833 shares were exercisable at a price of $5.33 to $23.38 per share. In addition, the remaining stock options outstanding at February 28, 1997, become exercisable in the following fiscal years:
                                                            Price Per
                                            Shares            Share
Years ending February:
  1998                                     208,513         $5.33 - 16.50
  1999                                     126,670          6.00 - 16.50
  2000                                      65,504          6.00 - 16.50
  2001                                       1,500                  9.50

The following table summarizes information about stock options outstanding at February 28, 1997:
                                 Options Outstanding    Options Exercisable
                                -------------------------------------------
                                 Weighted
                                  Average   Weighted               Weighted
                                 Remaining   Average                Average
   Range of          Number     Contractual  Exercise    Number     Exercise
 Exercise Prices   Outstanding  Life(Years)   Price    Exercisable    Price
----------------------------------------------------------------------------
$ 5.33 - 8.00        540,354       5.1       $ 6.33      323,253     $ 6.53
  8.92 - 12.63       207,916       6.3        12.16       76,580      12.02
 14.17 - 23.38       177,750       5.1        14.52      124,000      14.62
----------------------------------------------------------------------------
$ 5.33 - 23.38       926,020       5.4       $ 9.21      523,833     $ 9.32
============================================================================

As of April 9, 1997, the Company's Board of Directors repriced options covering 369,500 shares, which had exercise prices of $9.50, and above to an exercise price of $6.375 per share. The vesting terms of these options remained unchanged.

When stock options are exercised, the par value of the shares issued is credited to common stock and the excess proceeds over par value are credited to additional paid-in capital. Under certain circumstances, when shares acquired through these options are sold, income tax benefits may be realized by the Company and are recorded as additional paid-in capital. The Company realized $667,000 of such tax benefits during fiscal 1996.

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

Pro forma information: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net inc ome per share would have been reduced to the pro forma amounts reflected in the following table:

                                                   1997            1996
Reported net income                             $2,725,282      $7,811,857
Pro forma net income                             2,131,000       7,748,000
Reported  net income per share                        0.46            1.30
Pro forma net income per share                        0.36            1.29

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:
                                                  1997              1996

Expected dividend yield                        $      -            $     -
Expected stock price volatility                    54.9%              63.2%
Risk-free interest rate                             6.3%               5.1%
Expected life of options (years)                      3                  3

Preferred stock purchase rights: On February 28, 1996, the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Company common stock, which rights expire on March 14, 2006. The rights are transferable with the common stock. Each right entitle s the holder to purchase one one-hundredth of a share of Series A preferred stock at a price of $55, subject to adjustment. The rights are not exercisable until ten days after the public announcement that a person or group of persons has acquired a beneficial interest of at least 15 percent of the Company's outstanding common stock or the commencement or announcement of an intention by a person or group to make a tender or exchange offer whose consummation would result in the beneficial ownership of at least 15 percent of the Company's outstanding common stock. Each right would entitle the rightholder to receive shares of common stock of the acquiring company upon merger or other business combination having a market value of twice the exercise price of the right or, upon exercise, that number of shares of preferred stock having a market value of twice the exercise price of the right. Preferred stock purchasable upon exercise of the rights will be entitled to certain voting privileges, minimum preferential quarterly dividends, an aggregate dividend in relation to dividends declared on common stock, and minimum preferential liquidation payments. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $0.01 per right at any time before they become exercisable.

Note 8.  License Agreements

The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements, among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabil ities (obligations under license agreements), and royalty payments based on percentages of sales of certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $681,394, $1,583,268, and $1,233,981 during fiscal years 1997, 1996, and 1995, respectively. On March 1, 1997, the main license agreement was extended through 2004. The extension of the agreement does not require any guaranteed payments in aggregate above those required under the original agreement.

Note 9.  Employee Benefit Plan

The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $245,000, $236,000, and $200,000 for fiscal years 1997, 1996, and 1995, respectively.

Note 10.  Land and Deferred Revenue

In order to induce the Company to relocate its operating facility, the city of Anoka, Minnesota, gave the Company land in an industrial park with an approximate fair market value of $600,000. The gift was conditional upon the Company staying in the new building through January 1, 2003. At Februar y 29, 1996, the land and a corresponding amount of deferred revenue have been recorded at $600,000, the estimated fair market value of the land. When the Company has satisfied the condition, the $600,000 of deferred revenue will be amortized into income over the then remaining useful life of the building.

Note 11.  Additional Cash Flow Information
                                                Years Ended
                             February 28,       February 29,       Feburary 28,
                                 1997               1996              1995

Supplemental disclosures of
 cash flow information:
 Cash payments for:
   Interest                  $1,284,091         $  971,111         $  719,425
   Income taxes               1,686,346          3,780,000          3,510,858
                             ================================================
Supplemental schedule of
  noncash investing and
  financing activities:
  Present value of license
    agreement obligation
    financed by licensor     $        -         $        -         $2,133,870
  Land and corresponding
    deferred revenue
    recorded (Note 10)                -            600,000                  -
  Line of credit reclassified
    to long-term debt
    (Note 5)                          -          4,875,000                  -
                               ==============================================

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

Our audit of the consolidated financial statements of First Team Sports, Inc. and Subsidiary included Schedule II contained herein, for the years ended February 28, 1997, February 29, 1996, and February 28, 1995.

In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


                                    /s/ McGladrey & Pullen, LLP

St. Paul, Minnesota
April 9, 1997

FIRST TEAM SPORTS, INC. AND SUBSIDIARY


RESERVE ACCOUNTS
Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                        Balance at         Additions
                                                         Beginning        Charged to                Balance at
                                                         of Period         Expenses               DEndcofoPeriod
---------------------------------------------------------------------------------------------------------------------------
1995 allowance for doubtful accounts                  $       134,991   $     1,185,275  $       758,744   $       561,522
1996 allowance for doubtful accounts                          561,522           524,746          596,869           489,399
1997 allowance for doubtful accounts                          489,399           724,068          648,296           565,171

(1)  Uncollectible accounts written off, net of recoveries.



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended                       Commission File No.:  0-16442
February 28, 1997

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

         4.5 Summary of Rights to Purchase Share of Series A Preferred Stock -- incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422

        10.1 The Company's 1987 Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**

        10.2 Amendment dated April 22, 1992 to the Company's 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992**

 *Filed herewith.
**Management contract or compensatory plan or arrangement.

        10.3 Form of Incentive Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**

        10.4 Form of Nonqualified Stock Option Agreement under 1987 Stock Option Plan -- incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**

        10.5 License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated as of December 1, 1994 -- incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995

        10.6* Amendment dated March 1, 1997 to License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated December 1, 1994

        10.7 License Agreement between the Company and Creative Sports Concepts, Inc. dated as of October 31, 1994 -- incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995

        10.8 Player Agreement between the Company and Brett Hull dated as of April 7, 1992 -- incorporated by reference to Exhibit
                    10.13 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992

        10.9 Company Bonus Plan for certain executive officers of the Company regarding fiscal 1996 -- incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995**

       10.10 Company Bonus Plan for certain executive officers of the Company for fiscal 1997 -- incorporated by reference to
                    Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

       10.11* Company Bonus Plan for executive officers of the Company for fiscal 1998**

       10.12 The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**

 *Filed herewith.
**Management contract or compensatory plan or arrangement.

       10.13 Agreement for consulting services dated August 19, 1992 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

       10.14 Amendment to Agreement for consulting services dated March 9, 1995 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995**

       10.15 Amendment to Agreement for consulting services dated April 1, 1996 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit 10.15 to the Company's Annual Report and Form 10-K for the year ended February 28, 1996**

       10.16* Amendment to Agreement for consulting services dated April 7, 1997 between the Company and Joe Mendelsohn**

       10.17 The Company's 1993 Employee Stock Purchase Plan--incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

       10.18 The Company's 1994 Stock Option and Incentive Compensation Plan-- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 28, 1994**

       10.19 Employment Agreement dated January 23, 1996 between the Company and John J. Egart -- incorporated by reference to
                    Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

       10.20 Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

       10.21 Employment Agreement dated January 23, 1996 between the Company and Robert L. Lenius, Jr. -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

       10.22 Employment Agreement dated January 23, 1996 between the Company and Susan L. Niles (Joch) -- incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

 *Filed herewith.
**Management contract or compensatory plan or arrangement.

       10.23 Mortgage Note in the amount of $3,656,250 dated March 19, 1996 in favor of LaSalle National Bank -- incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

       10.24 Mortgage Note in the amount of $1,218,750 dated March 19, 1996 in favor of Marquette Capital Bank -- incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

       10.25 Mortgage dated March 19, 1996 between Company and LaSalle National Bank as agent for itself and Marquette Capital Bank -- incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

         21 List of Subsidiaries -- incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended February 28, 1994.

         23*        Consent of Independent Public Auditors

         24* Power of Attorney of John J. Egart, David G. Soderquist, Joe Mendelsohn, Timothy G. Rath, Stanley E. Hubbard, William J. McMahon, Robert L. Lenius, Jr. and Kent A Brunner included in signature page on this Form 10-K

         27* Financial Data Schedule (included in electronic version only)



 *Filed herewith.
**Management contract or compensatory plan or arrangement.