Form 10-Q
period 1997-05-31
FIRST TEAM SPORTS INC
filed 1997-07-10
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File No.:
  May 31, 1997                                                 0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

 Minnesota                                                     41-1545748
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:

                                 (612) 576-3500

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No [ ]

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,760,008 shares of Common Stock, $.01 par value per share, outstanding as of July 10, 1997.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       May 31, 1997 and February 28, 1997

                                                    May 31,              February 28,
                    ASSETS                            1997                   1997
                                               -------------------    --------------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $396,540                $381,427
  Receivables:
    Trade, less allowance for
      doubtful accounts of $439,000 at
      May 31, 1997 and $565,000 at
      February 28, 1997                            24,898,481              17,039,679
      Refundable income taxes                         -                       258,492
  Inventory                                        19,545,676              20,881,845
  Prepaid expenses                                    659,330                 612,880
  Deferred income taxes                               997,000                 997,000
                                               -------------------    --------------------
    Total current assets                          $46,497,027             $40,171,323
                                               -------------------    --------------------

PROPERTY AND EQUIPMENT, at cost
  Land                                               $600,000                $600,000
  Building                                          4,988,680               4,988,680
  Production equipment                              5,091,883               4,715,979
  Office furniture and equipment                    1,788,244               1,754,017
  Warehouse equipment                                 329,344                 325,361
  Vehicles                                             19,567                  19,567
                                               -------------------    --------------------
                                                  $12,817,718             $12,403,604
  Less accumulated depreciation                     3,037,354               2,588,404
                                               -------------------    --------------------
                                                   $9,780,364              $9,815,200
                                               -------------------    --------------------

OTHER ASSETS
  License  agreements,  less  accumulated
    amortization of $3,108,000 at May 31,
    1997 and $3,039,000 at February 28,
    1997                                           $1,997,061              $2,065,611
  Other                                               281,383                 291,367
                                               -------------------    --------------------
                                                   $2,278,444              $2,356,978
                                               -------------------    --------------------
                                                  $58,555,835             $52,343,501
                                               ===================    ====================

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       May 31, 1997 and February 28, 1997

                                                                 May 31,              February 28,
            LIABILITIES AND SHAREHOLDERS' EQUITY                   1997                   1997
                                                            -------------------    --------------------
                                                                 (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                             $7,159,250              $5,319,250
  Current maturities of
    long-term debt                                                     923,962                 662,414
  Accounts payable, trade                                            5,870,864               4,852,459
  Accrued expenses                                                   1,295,918               1,415,511
  Income taxes                                                         760,902                   -
                                                            -------------------    --------------------

    Total current liabilities                                      $16,010,896             $12,249,634
                                                            -------------------    --------------------

LONG-TERM DEBT,
    less current maturities                                         $6,750,639              $6,217,936
                                                            -------------------    --------------------

DEFERRED INCOME TAXES                                                 $530,000                $530,000
                                                            -------------------    --------------------

DEFERRED REVENUE                                                      $600,000                $600,000
                                                            -------------------    --------------------

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share;  authorized  10,000,000 shares;
    issued and outstanding 5,760,008
    shares at May 31, 1997, 5,749,796
    shares at February 28, 1997                                        $57,600                 $57,498
  Additional paid-in capital                                         9,642,921               9,586,340
  Retained earnings                                                 24,963,779              23,102,093
                                                            -------------------    --------------------
                                                                   $34,664,300             $32,745,931
                                                            -------------------    --------------------
                                                                   $58,555,835             $52,343,501
                                                            ===================    ====================

                 See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                Three months ended
                                                      May 31,
                                             1997                  1996
                                       ------------------   -------------------
Net sales                                    $26,007,262           $30,586,799

Cost of goods sold                            19,050,049            21,504,002
                                       ------------------   -------------------

    Gross profit                              $6,957,213            $9,082,797
                                       ------------------   -------------------
Operating expenses:
  Selling                                     $2,041,830            $2,390,553
  General and
    administrative                             1,807,155             1,936,794
                                       ------------------   -------------------

                                              $3,848,985            $4,327,347
                                       ------------------   -------------------

    Operating income                          $3,108,228            $4,755,450

Other income
  (expense):
  Interest expense                              (250,542)             (323,260)
  Other                                            -                     -
                                       ------------------   -------------------

    Income before income
      taxes                                   $2,857,686            $4,432,190

Income taxes                                     996,000             1,577,000
                                       ------------------   -------------------
    Net income for the
      period                                  $1,861,686            $2,855,190
                                       ==================   ===================

Net income per
  common share:                                    $0.32                 $0.48
                                       ==================   ===================
Weighted average
  number of common
  shares outstanding
  including Common
  Share equivalents                            5,787,328             5,989,214
                                       ==================   ===================

                        See Notes to Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Three Months Ended May 31, 1997 and 1996
                                   (Unaudited)

                                                                          May 31,                May 31,
                                                                            1997                   1996
                                                                     -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                $1,861,686             $2,855,190
   Adjustments required to reconcile net
     income to net cash provided by (used in)
     operating activities:
       Depreciation                                                             448,950                331,500
       Amortization                                                              87,300                144,990
       Deferred income taxes                                                       -                     -
     Change in assets and liabilities:
       Receivables                                                           (7,600,310)            (9,362,469)
       Inventories                                                            1,336,169               (996,203)
       Prepaid expenses                                                         (46,450)                63,942
       Accounts payable                                                       1,018,405               (878,145)
       Accrued expenses                                                        (119,593)              (441,382)
       Income taxes                                                             760,902              1,469,303
                                                                     -------------------    -------------------
       Net cash provided by
         (used in) operating activities                                     ($2,252,941)           ($6,813,274)
                                                                     -------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                         ($414,114)             ($408,602)
   Other                                                                         (8,766)                (4,221)
                                                                     -------------------    -------------------

       Net cash used in investing activities                                  ($422,880)             ($412,823)
                                                                     -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term borrowings                          $1,840,000             $6,666,250
   Proceeds on long-term borrowings                                          $1,000,000
   Principal payments on long-term
     borrowings                                                                (205,749)              (222,725)
   Net proceeds from
     issuances of common stock 1997;
     10,169 shares, 1996; 17,750 shares                                          56,683                 91,990
                                                                     -------------------    -------------------

       Net cash provided by (used in) financing activities                   $2,690,934             $6,535,515
                                                                     -------------------    -------------------
       Increase (decrease) in cash and
         cash equvalents                                                        $15,113              ($690,582)

Cash and cash equivalents:
   Beginning                                                                   $381,427             $2,166,863
                                                                     -------------------    -------------------

   Ending                                                                      $396,540             $1,476,281
                                                                     ===================    ===================

                 See Notes to Consolidated Financial Statements

FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

     The consolidated condensed balance sheet as of May 31, 1997, and the consolidated statements of operations for the three-month periods ended May 31, 1997 and May 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1997 and May 31, 1996 and for all periods presented have been made. The operating results for the period ended May 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain   information  and  footnote   disclosures   normally  included  in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

PER SHARE DATA

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted at our fiscal year end. At that time we will calculate "basic" and "diluted" earnings per share and restate prior periods. The changes from primary and fully diluted earnings per share are expected to be negligible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net Sales. Net sales were $26 million in the first quarter of fiscal 1998, a decrease of 15% over the comparable quarter of fiscal 1997 when sales were $30.6 million. In-line skate sales volume decreases and a decrease in the average selling price of the Company's Skate Attack line were the principal factors in the Company's net sales decline in the first quarter of fiscal 1998. The Company's Skate Attack line is sold primarily through the mass merchant retail channel and carries a lower average selling price, which continues to be pressured downward in the first quarter of fiscal 1998.

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

     In-line skate, parts and accessories and roller hockey product sales decreased 13%, 17% and 50% respectively, from the first quarter of fiscal 1997 to fiscal 1998. Sales of in-line skates accounted for approximately 87% of total sales in the first quarter of fiscal 1998 compared to 86% in the first quarter of fiscal 1997. Sales of parts and accessories accounted for approximately 12% of total sales in the first quarter of fiscal 1998 compared to 12% in the first quarter of fiscal 1997. Roller hockey equipment sales accounted for less than 1% of total sales in fiscal 1998 compared to 2% in the first quarter of fiscal 1997.

     The Company currently distributes products to more than 62 countries worldwide. Domestic sales were $16.9 million or 65% of total sales in the first quarter of fiscal 1998 compared to $19.5 million or 64% in the first quarter of fiscal 1997. Sales in Canada were $4.3 million or 17% of total sales in the first quarter of fiscal 1998 compared to $3.5 million or 11% in the first quarter of fiscal 1997. Sales in Europe were $4.2 million or 16% of total sales in the first quarter of fiscal 1998 compared to $5 million or 16% in the first quarter of fiscal 1997. Other international sales were $ .6 million or 2% of total sales in the first quarter of fiscal 1998 compared to $2.6 million or 9 % in the first quarter of fiscal 1997.

     Several factors contributed to the Company's sales performance in the first quarter of fiscal 1998. The decrease in domestic sales was a result of a continuation of some excess inventory in the marketplace, coupled with poor spring weather conditions throughout some key retail areas. The increase in Canadian sales was due to a strong acceptance of the Company's made in U.S.A. intec system skates. The decrease in European sales was primarily a result of delayed shipments of our new Softec(R) products and adverse spring weather conditions throughout key European retail areas. The decrease in other international sales was primarily the result of excess inventory levels in the South American and Pacific Rim markets.

     Gross Margin. As a percentage of net sales, the gross margin was 26.8% in the first quarter of fiscal 1998 compared to 29.7% in the first quarter of fiscal 1997. The decrease in the gross margin percentage was primarily due to air freight costs associated with the Company's Softec(R) products, continued excess inventories in the marketplace and continued pricing pressures especially at the mass merchant level.

     The Company's UltraWheels brand of in-line skates accounted for 66% of total skate sales in the first quarter of fiscal 1998 compared to 53% in the first quarter of fiscal 1997, while the Company's Skate Attack brand accounted for 34% of total skate sales in the first quarter of fiscal 1998 compared to 44% in the first quarter of fiscal 1997. Although the UltraWheels brand consists of higher priced and higher margin products, the increased gross margin from these sales was more than offset by the additional freight costs discussed above and the low margins received on close-out sales.

     Operating Expenses. Selling expenses were $2 million or 7.9% of total net sales in the first quarter of fiscal 1998 compared to $2.4 million or 7.8% in the first quarter of fiscal 1997. The decrease in selling expenses was primarily the result of a reduction in endorsement royalties and co-op advertising costs associated with the decreased sales volume.

General and administrative expenses were $1.8 million or 6.9% of total net sales in the first quarter of fiscal 1998 compared to $1.9 million or 6.3% in the first quarter of fiscal 1997. The decrease in general and administrative expenses was primarily due to a reduction in personnel costs, a reduction in insurance costs associated with the decreased sales volume and reduced operating expenditures resulting from management's continued efforts to closely monitor and control operating expenses.

     Other Income and Expense. Interest expense was $251,000 in the first quarter of fiscal 1998 compared to $323,000 in the first quarter of fiscal 1997. The decrease of approximately $72,000 or 22% was primarily due to a reduction of interest expense related to the Company's line of credit facility. With management's controls and procedures over expenditures and cash management, the average outstanding balance on the line of credit facility during the first quarter of fiscal 1998 was substantially reduced over the first quarter of fiscal 1997.

     Net Income. The Company had net income of $1.9 million or $ .32 per share in the first quarter of fiscal 1998, compared to $2.9 million or $ .48 per share in fiscal 1997. This decrease can be attributed to the decrease in both the sales volume and the gross margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1997, total cash and cash equivalents were $396,540 compared to $381,427 as of February 28, 1997. The increase in cash and cash equivalents was a result of $2,252,941 of cash used in operating activities and $422,880 of cash used in investing activities being offset by $2,690,934 of cash provided by financing activities.

     The net cash used in operating activities was primarily from the increase in accounts receivables which was offset by net income and the decrease in inventories. The increase in the accounts receivable balance is the result of the first quarter sales which are approximately twice as much as fourth quarter sales. The decrease in inventory levels is the result of management's efforts to reduce and control inventory purchases.

     The net cash used in investing activities was primarily for capital expenditures relating to new product production tooling.

     The net cash provided by financing activities was primarily proceeds received on the Company's line of credit and new term note. The new note was for the financing of new production tooling costs.

     The Company's debt-to-worth ratio was .7 to 1 as of May 31, 1997 compared to .6 to 1 as of February 28, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6,750,639 as of May 31, 1997. As of May 31, 1997, the Company had a revolving line of credit with a bank that provides for borrowings of up to $15,000,000 of which $7,159,250 was outstanding. In addition, the Company had a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of May 31, 1997 there was a $1,000,000 balance outstanding on this credit facility.

     The Company believes its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the Company's operating requirements through fiscal 1998.

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


                              Dated: July 10, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                Commission File No.:  0-16422
May 31, 1997
       -------------------------------------------------------------------
                             FIRST TEAM SPORTS, INC.
      -------------------------------------------------------------------

Exhibit Number    Description
--------------    -----------

 3.1 Restated Articles of Incorporation--incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended February 28, 1997

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock -- incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

Exhibit Number    Description
--------------    -----------

10.1 Restated revolving credit and term loan agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank as agent for itself and LaSalle National Bank and Firstar Bank Milwaukee, N.A.

10.2 Restated security agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank, LaSalle National Bank and Firstar Bank Milwaukee, N.A.

27*               Financial Data Schedule (included in electronic version only)