Form 10-Q
period 1997-08-31
FIRST TEAM SPORTS INC
filed 1997-10-14
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File No.:
  August 31, 1997                                                 0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

 Minnesota                                                     41-1545748
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

                     ---------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,789,499 shares of Common Stock, $.01 par value per share, outstanding as of October 7, 1997.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      August 31, 1997 and February 28, 1997

                                                              August 31,            February 28,
       ASSETS                                                   1997                   1997
                                                         -------------------    --------------------
                                                            (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                    $686,098                $381,427
  Receivables:
    Trade, less allowance for
      doubtful accounts of $319,000 at
      August 31, 1997 and $565,000 at
      February 28, 1997                                      14,333,445              17,039,679
      Refundable income taxes                                   113,675                 258,492
  Inventory                                                  21,257,549              20,881,845
  Prepaid expenses                                              588,743                 612,880
  Deferred income taxes                                         997,000                 997,000
                                                         -------------------    --------------------

    Total current assets                                    $37,976,510             $40,171,323
                                                         -------------------    --------------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         $600,000                $600,000
  Building                                                    4,988,680               4,988,680
  Production equipment                                        5,265,453               4,715,979
  Office furniture and equipment                              1,845,310               1,754,017
  Warehouse equipment                                           330,042                 325,361
  Vehicles                                                       86,606                  19,567
                                                         -------------------    --------------------
                                                            $13,116,091             $12,403,604
  Less accumulated depreciation                               3,486,304               2,588,404
                                                         -------------------    --------------------

                                                             $9,629,787              $9,815,200
                                                         -------------------    --------------------
OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,183,000 at August
    31, 1997 and $3,039,000 at February
    28, 1997                                                 $1,921,842              $2,065,611
  Other                                                         269,947                 291,367
                                                         -------------------    --------------------

                                                             $2,191,789              $2,356,978
                                                         -------------------    --------------------

                                                            $49,798,086             $52,343,501
                                                         ===================    ====================

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      August 31, 1997 and February 28, 1997


                                                                 August 31,            February 28,
     LIABILITIES AND SHAREHOLDERS' EQUITY                           1997                   1997
                                                            -------------------    --------------------
                                                                (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                         $4,294,250              $5,319,250
  Current maturities of
    long-term debt                                                 937,615                 662,414
  Accounts payable, trade                                        1,783,664               4,852,459
  Accrued expenses                                               1,318,057               1,415,511
  Income taxes                                                          -                      -
                                                            -------------------    --------------------

    Total current liabilities                                   $8,333,586             $12,249,634
                                                            -------------------    --------------------

LONG-TERM DEBT,
    less current maturities                                     $6,504,266              $6,217,936
                                                            -------------------    --------------------

DEFERRED INCOME TAXES                                             $530,000                $530,000
                                                            -------------------    --------------------

DEFERRED REVENUE                                                  $600,000                $600,000
                                                            -------------------    --------------------

SHAREHOLDERS' EQUITY
  Series A Preferred, par value $.01 per
    share; authorized 680,000 shares; issued
    and outstanding none at August 31, 1997
    and February 28, 1997                                              -                       -

  Common Stock, par value $.01 per share;
    authorized  10,000,000 shares; issued
    and outstanding 5,760,008 shares at August 31, 1997,
    5,749,796 shares at February 28, 1997                         $57,600                 $57,498
  Additional paid-in capital                                    9,642,921               9,586,340
  Retained earnings                                            24,129,713              23,102,093
                                                            -------------------    --------------------

                                                              $33,830,234             $32,745,931
                                                            -------------------    --------------------

                                                              $49,798,086             $52,343,501
                                                            ===================    ====================

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended                             Six months ended
                                                         August  31,                                    August  31,
                                                    1997                  1996                   1997                  1996
                                          -------------------   -------------------    --------------------  --------------------


Net sales                                        $10,101,611           $15,634,944             $36,108,873           $46,221,743
Cost of goods sold                                 7,944,438            11,474,675              26,994,488            32,978,677
                                          -------------------   -------------------    --------------------  --------------------

    Gross profit                                  $2,157,173            $4,160,269              $9,114,385           $13,243,066
                                          -------------------   -------------------    --------------------  --------------------

Operating expenses:
  Selling                                         $1,214,086            $1,954,914              $3,255,917            $4,345,468
  General and
    administrative                                 1,954,404             1,484,564               3,761,558             3,421,357
                                          -------------------   -------------------    --------------------  --------------------

                                                  $3,168,490            $3,439,478              $7,017,475            $7,766,825
                                          -------------------   -------------------    --------------------  --------------------

    Operating income                             ($1,011,317)             $720,791              $2,096,910            $5,476,241

Other income
  (expense):
  Interest expense                                  (272,748)             (399,812)               (523,290)             (723,071)
  Other                                                    0                     0                       0                     0
                                          -------------------   -------------------    --------------------  --------------------

    Income before income
      taxes                                      ($1,284,065)             $320,979              $1,573,620            $4,753,170

Income taxes                                        (450,000)              110,000                 546,000             1,687,000
                                          -------------------   -------------------    --------------------  --------------------

    Net income (loss) for the
      period                                       ($834,065)             $210,979              $1,027,620            $3,066,170
                                          ===================   ===================    ====================  ====================



Net income (loss) per
  common share:                                       ($0.14)                $0.04                   $0.18                 $0.52
                                          ===================   ===================    ====================  ====================

Weighted average
  number of common
  shares outstanding
  including Common
  Share equivalents                                5,760,008             5,983,901               5,819,933             5,931,080
                                          ===================   ===================    ====================  ====================


See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended August 31, 1997 and 1996
                                   (Unaudited)


                                                                                    August 31,             August 31,
                                                                                       1997                   1996
                                                                                -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                           $1,027,620              $3,066,170
   Adjustments  required to reconcile  net
     income to net cash  provided by (used
     in) operating activities:
      Depreciation                                                                         897,900                 658,000
      Amortization                                                                         181,269                 316,979
      Deferred income taxes                                                                   -                      -
     Change in assets and liabilities:
       Receivables                                                                       2,706,234              (2,178,988)
       Inventories                                                                        (375,704)             (1,214,009)
       Prepaid expenses                                                                     24,137                 273,116
       Accounts payable                                                                 (3,068,795)             (6,435,880)
       Accrued expenses                                                                    (97,454)             (1,686,235)
       Income taxes                                                                        144,817                 154,156
                                                                                -------------------    --------------------

       Net cash provided by
         (used in) operating activities                                                 $1,440,024             ($7,046,691)
                                                                                -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    ($712,487)            ($1,035,719)
   Other                                                                                   (16,080)                (27,799)
                                                                                -------------------    --------------------

       Net cash used in investing activities                                             ($728,567)            ($1,063,518)
                                                                                -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term borrowings                                    ($1,025,000)             $7,086,250
   Proceeds on long-term borrowings                                                      1,000,000
   Principal payments on long-term
     borrowings                                                                           (438,469)               (621,162)
   Net proceeds from
     issuances of common stock 1997;
     10,169 shares, 1996; 17,750 shares                                                     56,683                  94,657
                                                                                -------------------    --------------------

       Net cash provided by (used in) financing activities                               ($406,786)             $6,559,745
                                                                                -------------------    --------------------

       Increase (decrease) in cash and
         cash equvalents                                                                  $304,671             ($1,550,464)

Cash and cash equivalents:
   Beginning                                                                              $381,427              $2,166,863
                                                                                -------------------    --------------------

   Ending                                                                                 $686,098                $616,399
                                                                                ===================    ====================


See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1.

     The consolidated condensed balance sheet as of August 31, 1997, and the consolidated statements of operations for the three-month and six-month periods ended August 31, 1997 and August 31, 1996 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at August 31, 1997 and August 31, 1996 and for all periods presented have been made. The operating results for the period ended August 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net Sales. Net sales were $10.1 million in the second quarter of fiscal 1998, a decrease of 35% over the comparable quarter of fiscal 1997 when sales were $15.6 million. Net sales for the first six-months of fiscal 1998 were $36.1 million, compared to $46.2 million for the first six-months of fiscal 1997, a decrease of 22%. In-line skate sales volume decreases, combined with a decrease in the average selling price of the Company's Skate Attack line, were the principal factors in the Company's net sales decline in the second quarter and six-month period of fiscal 1998. The Company's Skate Attack line is sold primarily through the mass merchant retail channel and carries a lower average selling price, which continued to be pressured downward in the second quarter of fiscal 1998.

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

     In-line skates and parts and accessories sales decreased 31% and 40%, respectively, from the second quarter of fiscal 1997 to fiscal 1998. Sales of in-line skates accounted for approximately 82% of total sales in the second quarter of fiscal 1998 compared to 80% in the second quarter of fiscal 1997. Sales of parts and accessories accounted for approximately 18% of total sales in the second quarter of fiscal 1998 compared to 20% in the second of fiscal 1997.

     The Company currently distributes products to more than sixty-two countries worldwide. Domestic sales were $7 million or 69% of total sales in the second quarter of fiscal 1998 compared to $9.8 million or 63% in the second quarter of fiscal 1997. Sales in Canada were $1.2 million or 12% of total sales in the second quarter of fiscal 1998 compared to $200,000 or 1% in the second quarter of fiscal 1997. Sales in Europe were $1 million or 10% of total sales in the second quarter of fiscal 1998 compared to $3.6 million or 23% in the second quarter of fiscal 1997. Other international sales were $900,000 or 9% of total sales in the second quarter of fiscal 1998 compared to $2 million or 13% in the second quarter of fiscal 1997.

     Several factors contributed to the Company's sales performance in the second quarter of fiscal 1998. The decrease in domestic sales was a result of a retail slowdown of in-line skate sales in the later part of the second quarter, combined with a second consecutive fall season of excess inventory in the marketplace. The increase in Canadian sales was due to a continued strong acceptance of the Company's made in USA intec system skates. The decrease in European sales was primarily a result of adverse spring and summer weather conditions throughout key European retail areas resulting in a slowdown of retail sales. The decrease in other international sales was primarily the result of excess inventory levels in the South American and Pacific Rim markets.

     Gross Margin. As a percentage of net sales, the gross margin was 21.4% in the second quarter of fiscal 1998 compared to 26.6% in the second quarter of fiscal 1997. The decrease in the gross margin was primarily due to competitive close-out sales, continued excess inventories in the marketplace and continued pricing pressures, especially at the mass merchant level.

     The Company's UltraWheels brand of in-line skates accounted for 57% of total skate sales in the second quarter of fiscal 1998 compared to 60% in the second quarter of fiscal 1997, while the Company's Skate Attack brand account for 43% of total skate sales in the second quarter of fiscal 1998 compared to 40% in the second quarter of fiscal 1997.

     Operating Expenses. Selling expenses were $1.2 million or 12% of total net sales in the second quarter of fiscal 1998 compared to $2 million or 12.5% in the second quarter of fiscal 1997. The decrease in selling expenses was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume.

     General and administrative expenses were $2 million or 19% of total net sales in the second quarter of fiscal 1998 compared to $1.5 million or 10% in the second quarter of fiscal 1997. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the Company's computer systems, expansion of the Company's European office and certain occupancy costs, specifically real estate taxes associated with the Company's facility.

     Other Income and Expense. Interest expense was $273,000 in the second quarter of fiscal 1998 compared to $400,000 in the second quarter of fiscal 1997. The decrease of approximately $127,000 or 32% was primarily due to a reduction of the interest expense related to the Company's line of credit facility. Due to management's control over expenditures and cash management procedures, the average outstanding balance on the Company's line of credit facility during the second quarter of fiscal 1998 was substantially reduced from the second quarter of fiscal 1997.

     Net Income/(Loss). The Company had a net loss of ($834,000) or ($ .14) per share in the second quarter of fiscal 1998 compared to net income of $211,000 or $ .04 per share in fiscal 1997. The decrease can be attributed to the decrease in both the sales volume and the gross margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1997, total cash and cash equivalents were $686,098 compared to $381,427 as of February 28, 1997. The increase in cash and cash equivalents was a result of $1,440,024 of cash provided by operating activities being offset by $728,567 of cash used in investing activities and $406,786 of cash used in financing activities.

     The net cash provided by operating activities was primarily from net income, depreciation and amortization, and a decrease in accounts receivable being offset by a decrease in accounts payable. The decrease in accounts receivable is the result of continued collections and a decrease in sales activities. The decrease in accounts payable is a result of a reduction in inventory purchases related to the reduced sales volume.

     The net cash used in investing activities was primarily for capital expenditures relating to new product production tooling.

     The net cash used in financing activities was primarily for payments on the Company's line of credit and long-term debt being offset by proceeds received on a new term note. The new note was for the financing of new production tooling costs.

     The Company's debt-to-worth ratio was .5 to 1 as of August 31, 1997 compared to .6 to 1 as of February 28, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6,504,266 as of August 31, 1997. As of August 31, 1997, the Company had a revolving line of credit with a bank that provides for borrowings of up to $15,000,000 of which $4,294,250 was outstanding. In addition, the Company had a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of August 31, 1997 there was a $916,666 balance outstanding on this credit facility.

     The Company believes its current cash position, funds available under existing bank arrangements and cash generated from profitable operations will be sufficient to finance the Company's operating requirements through fiscal 1998.

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Company held its Annual Meeting on June 17, 1997.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

          The shareholders set the number of directors at six (6) by a vote of 4,984,710 shares in favor, 82,879 shares against and 34,796 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                     Number of                  Number of
          Nominee                    Votes For                 Votes Withheld
          -------                    ---------                 --------------

          John J. Egart               4,780,472                  321,913
          David G. Soderquist         4,778,886                  323,499
          Joe Mendelsohn              4,779,591                  322,794
          Timothy G. Rath             4,787,921                  314,464
          Stanley E. Hubbard          4,784,948                  317,437
          William J. McMahon          4,778,565                  323,820

          The shareholders approved an increase in the number of shares reserved under the Company's 1994 stock option and incentive compensation from 525,000 to 925,000 by a vote of 1,673,068 shares in favor, 727,042 shares against and 52,879 shares abstaining, which votes excluded 2,649,396 shares ("broker non-votes").

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




Dated:   October 7, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                Commission File No.:  0-16422
August 31, 1997

-------------------------------------------------------------------------------
                             FIRST TEAM SPORTS, INC.
-------------------------------------------------------------------------------

Exhibit Number       Description
--------------       -----------

 3.1 Restated Articles of Incorporation -- incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended February 28, 1997

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

 4.5 Summary of Rights to Purchase Share of Series A Preferred Stock- incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

10.1* 1994 Stock Option and Incentive Compensation Plan, as amended through June 17, 1997**

10.2* Employment Agreement dated August 18, 1997 between the Company and Kent Brunner**

27*                  Financial Data Schedule (included in electronic version
                     only)
_____________________________
*Filed herewith.
**Management contract or compensatory plan or arrangement.