Form 10-Q
period 1997-11-30
FIRST TEAM SPORTS INC
filed 1998-01-14
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                      Commission File No.:
  November 30, 1997                                               0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:

                                 (612) 576-3500

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes[X] No [ ]
                     ---------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,792,240 shares of Common Stock, $.01 par value per share, outstanding as of January 13, 1997.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1997 and February 28, 1997

                                                        November 30,             February 28,
                    ASSETS                                  1997                     1997
                                                    ---------------------    ---------------------
                                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                     $736,491                 $381,427
  Receivables:
    Trade, less allowance for
      doubtful accounts of $505,000 at
      November 30, 1997 and $565,000
      at February 28, 1997                                    13,427,238               17,039,679
      Refundable income taxes                                    677,162                  258,492
  Inventory                                                   23,085,684               20,881,845
  Prepaid expenses                                               341,327                  612,880
  Deferred income taxes                                          997,000                  997,000
                                                    ---------------------    ---------------------

    Total current assets                                     $39,264,902              $40,171,323
                                                    ---------------------    ---------------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                          $600,000                 $600,000
  Building                                                     4,988,680                4,988,680
  Production equipment                                         5,294,048                4,715,979
  Office furniture and equipment                               2,046,050                1,754,017
  Warehouse equipment                                            826,509                  325,361
  Vehicles                                                       110,726                   19,567
                                                    ---------------------    ---------------------
                                                             $13,866,013              $12,403,604
  Less accumulated depreciation                                3,969,526                2,588,404
                                                    ---------------------    ---------------------

                                                              $9,896,487               $9,815,200
                                                    ---------------------    ---------------------

OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,258,000 at November
    30, 1997 and $3,039,000 at February
    28, 1997                                                  $1,846,623               $2,065,611
  Other                                                        2,046,445                  291,367
                                                    ---------------------    ---------------------

                                                              $3,893,068               $2,356,978
                                                    ---------------------    ---------------------

                                                             $53,054,457              $52,343,501
                                                    =====================    =====================

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 1997 and February 28, 1997

                                                         November 30,             February 28,
     LIABILITIES AND SHAREHOLDERS' EQUITY                   1997                     1997
                                                     ---------------------    ---------------------
                                                         (Unaudited)

CURRENT LIABILITIES
  Notes payable to bank                                        $7,880,000               $5,319,250
  Current maturities of
    long-term debt                                              1,001,650                  662,414
  Accounts payable, trade                                       2,193,934                4,852,459
  Accrued expenses                                              1,589,719                1,415,511
  Income taxes                                                     70,924                        -
                                                     ---------------------    ---------------------

    Total current liabilities                                 $12,736,227              $12,249,634
                                                     ---------------------    ---------------------
LONG-TERM DEBT,
    less current maturities                                    $6,278,112               $6,217,936
                                                     ---------------------    ---------------------

DEFERRED INCOME TAXES                                            $530,000                 $530,000
                                                     ---------------------    ---------------------

DEFERRED REVENUE                                                 $600,000                 $600,000
                                                     ---------------------    ---------------------

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share;
    authorized  10,000,000 shares; issued
    and outstanding 5,789,542 shares at
    November 30, 1997, 5,749,796 shares at
    February 28, 1997                                             $57,895                  $57,498
  Additional paid-in capital                                    9,797,405                9,586,340
  Retained earnings                                            23,082,448               23,102,093
  Currency Translation                                            (27,630)                     -
                                                     ---------------------    ---------------------

                                                              $32,910,118              $32,745,931
                                                     ---------------------    ---------------------

                                                              $53,054,457              $52,343,501
                                                     =====================    =====================


See Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended                             Nine months ended
                                                    November 30,                                  November 30,
                                             1997                  1996                    1997                  1996
                                      -------------------   --------------------    -------------------   --------------------
        Net sales                            $10,350,148            $16,656,582            $46,459,022            $62,878,324

        Cost of goods sold                     8,326,845             12,930,350             35,321,334             45,909,026
                                      -------------------   --------------------    -------------------   --------------------

            Gross profit                      $2,023,303             $3,726,232            $11,137,688            $16,969,298
                                      -------------------   --------------------    -------------------   --------------------
        Operating expenses:
          Selling                             $1,112,682             $1,519,682             $4,368,598             $5,865,148
          General and
            administrative                     2,269,461              1,587,956              6,031,022              5,009,314
                                      -------------------   --------------------    -------------------   --------------------

                                              $3,382,143             $3,107,638            $10,399,620            $10,874,462
                                      -------------------   --------------------    -------------------   --------------------

            Operating income                 ($1,358,840)              $618,594               $738,068             $6,094,836

        Other income
          (expense):
          Interest expense                      (237,394)              (334,757)              (760,684)            (1,060,938)
          Other                                        -                      -                      -                  3,254
                                      -------------------   --------------------    -------------------   --------------------
            Income/(loss) before
              income taxes                   ($1,596,234)              $283,837               ($22,616)            $5,037,152

        Income taxes                            (548,972)               100,000                 (2,671)             1,787,000
                                      -------------------   --------------------    -------------------   --------------------
            Net income/(loss) for
              the period                     ($1,047,262)              $183,837               ($19,945)            $3,250,152
                                      ===================   ====================    ===================   ====================

        Net income/(loss) per
          common share:                           ($0.18)                 $0.03                 ($0.00)                 $0.55
                                      ===================   ====================    ===================   ====================
        Weighted average
          number of common
          shares outstanding
          including Common
          Share equivalents                    5,872,910              5,832,643              5,764,680              5,903,226
                                      ===================   ====================    ===================   ====================

        See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended November 30, 1997 and 1996

                                   (Unaudited)

                                                                November 30,         November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              1997                   1996
                                                           -------------------    -------------------

   Net Income/(Loss)
   Adjustments required to reconcile net                             ($19,645)            $3,250,152
     income/(loss) to net cash provided by
     (used in) operating activities:
      Depreciation
      Amortization                                                  1,360,256              1,054,500
      Deferred income taxes                                           309,634                475,348
     Changes in assets and liabilities:                                  -                      -
       Receivables
       Inventories                                                  4,669,733             (2,349,710)
       Prepaid expenses                                            (1,760,749)             1,528,114
       Accounts payable                                               273,115                548,620
       Accrued expenses                                            (2,884,381)            (6,939,813)
       Income taxes                                                   174,208               (785,516)
                                                                      (17,188)               237,550
                                                           -------------------    -------------------
       Net cash provided by
         (used in) operating activities                            $2,104,983            ($2,980,755)
                                                           -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment
   Purchase of Hespeler Hockey Company                            ($1,384,465)           ($1,244,473)
   Purchase of Mothership Distribution, Inc.                       (1,632,482)                  -
   Other                                                             (285,460)                  -
                                                                     (217,066)               (34,893)
                                                           -------------------    -------------------

       Net cash used in investing activities                      ($3,519,473)           ($1,279,366)
                                                           -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on short-term borrowings                           $1,319,422             $3,491,250
   Proceeds on long-term borrowings                                 1,125,301
   Principal payments on long-term
     borrowings                                                      (725,888)              (739,437)
   Net proceeds from
     issuances of common stock 1997;
     10,169 shares, 1996; 17,750 shares                                56,683                176,494
                                                           -------------------    -------------------

       Net cash provided by
          financing activities                                     $1,775,518             $2,928,307
                                                           -------------------    -------------------

Effect of foreign currency exchange rate changes
   on cash and cash equivalents                                       ($5,964)                  -
                                                           -------------------    -------------------

       Increase (decrease) in cash and
         cash equivalents                                            $355,064            ($1,331,814)

Cash and cash equivalents:
   Beginning                                                         $381,427             $2,166,863
                                                           -------------------    -------------------

   Ending                                                            $736,491               $835,049
                                                           ===================    ===================

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.

          The consolidated condensed balance sheet as of November 30, 1997, and the consolidated statements of operations for the three-month and nine-month periods ended November 30, 1997 and November 30, 1996 and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1997 and November 30, 1996 and for all periods presented have been made. The operating results for the period ended November 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

ACQUISITIONS

         In September 1997, the Company acquired substantially all of the assets and liabilities of Hespeler Hockey Company, and Mothership Distribution, Inc. for approximately $1.9 million in cash and $150,000 of the Company's common stock. The transactions were accounted for as purchases and, accordingly, the net assets and operation results are included in the Company's financial statements since the date of acquisition. The pro forma impact of the acquisitions on the Company's results of operation for all periods presented was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $10.4 million in the third quarter of fiscal 1998, a decrease of 38% over sales of $16.7 million in the comparable quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 were $46.5 million, compared to $62.9 million for the first nine months of fiscal 1997, a decrease of 26%. In-line skate sales volume decreases, combined with a decrease in the average selling price of both the Company's Skate Attack(TM) and UltraWheels(TM) lines, were the principal factors in the Company's net sales decline in the third quarter and nine-month period of fiscal 1998. The Company experienced continued pricing pressures from all areas of the in-line skate marketplace due primarily to excess inventory levels held by retailers and subsequent competitive price cutting.

         The Company's product groups consist of in-line skates, ice skates, accessories and parts (primarily protective wear and replacement wheels and bearings) and roller hockey products. Within the product groups, the Company maintains an UltraWheels(TM) and Skate Attack(TM) line of products. The UltraWheels(TM) line consists of higher quality and higher priced products that are targeted for specialty and sporting goods chain store customers, and the Skate Attack(TM) line consists of lower priced products for mass merchant customers. During the third quarter the Company acquired Hespeler Hockey Company, a Canadian based company which markets and distributes ice hockey sticks and accessories (gloves and protective wear) and Mothership Distribution Inc., which markets and distributes aggressive in-line skate wheels, accessories and apparel. Sales in the quarter for both Hespeler and Mothership were negligible.

         In-line skates and parts and accessory sales decreased 38% and 36%, respectively, from the third quarter of fiscal 1997 to fiscal 1998 and have decreased 24% and 30%, respectively, from the nine month period of fiscal 1997 to fiscal 1998. Sales of in-line skates accounted for approximately 85% of total sales in the third quarter and for the nine month period of fiscal 1998, compared to 88% and 85%, respectively, in the third quarter and for the nine month period of fiscal 1997. Sales of parts and accessories accounted for approximately 12% and 14%, respectively, of total sales in the third quarter and for the nine month period of fiscal 1998, compared to 12% and 15%, respectively, in the third quarter and for the nine month period of fiscal 1997.

         The Company currently distributes products to more then 60 countries worldwide. Domestic sales were $8.3 million, or 80% of total sales, in the third quarter and $32.2 million, or 70% of total sales for the first nine months of fiscal 1998, compared to $13.5 million, or 81% in the third quarter and $42.8 million or 68% for the nine month period of fiscal 1997. Sales in Canada were $200,000, or 2%, and $5.7 million, or 12%, respectively, of total sales in the third quarter and for the nine month period of fiscal 1998 compared to $400,000, or 2%, and $4.1 million, or 7%, respectively, in fiscal 1997. Sales in Europe were $400,000, or 4%, and $5.6 million, or 12%, respectively, of total sales in the third quarter and for the nine month period of fiscal 1998 compared to $1.9 million, or 11%, and $10.5 million, or 17%, respectively, in fiscal 1997. Other international sales were $1.2 million, or 11%, and $2.7 million, or 6%, respectively, of total sales in the third quarter and for the nine month period of fiscal 1998, compared to $900,000, or 5%, and $5.5 million, or 9%, respectively, in fiscal 1997.

         Several factors contributed to the Company's sales performance in the third quarter of fiscal 1998. The decrease in domestic sales is the result of continued excess inventory levels at retail and competitive price cutting which continues to plague the in-line skate industry. The decrease in European sales is primarily the result of a slow spring and summer retail environment caused by inclement weather conditions, which has resulted in excess retail inventory levels. The increase in other international sales is primarily the result of sales to some new key accounts in Australia. The decrease in the sales for the nine month period is primarily the result of the continued excess inventory situation in the in-line skate industry both in the United States and worldwide.

         Gross Margin As a percentage of net sales, the gross margin was 19.6% in the third quarter of fiscal 1998 compared to 22% in the third quarter of fiscal 1997. The gross margin as a percentage of net sales for the nine month period of fiscal 1998 was 24%, compared to 27% for fiscal 1997. The decrease in the gross margin in the third quarter and for the nine month period is primarily due to competitive close-out sales, continued pricing pressures at all retail price points and fluctuations in certain foreign currency rates, principally Canada.

         The Company's UltraWheels(TM) brand of in-line skates accounted for approximately 51% and 62%, respectively, of total in-line skate sales in the third quarter and for the nine month period of fiscal 1998 compared to 38% and 51%, respectively, in fiscal 1997, while the Company's Skate Attack(TM) brand accounted for 49% and 38%, respectively, of total in-line skate sales in the third quarter and for the nine month period of fiscal 1998 compared to 61% and 47%, respectively, in fiscal 1997.

         Operating Expenses. Selling expenses were $1.1 million, or 10.8% , of total net sales in the third quarter and $4.4 million, or 9.4%, of total net sales for the nine month period of fiscal 1998 compared to $1.5 million, or 9.1%, in the third quarter and $5.9 million, or 9.3%, for the nine month period of fiscal 1997. The decrease in selling expenses for the third quarter and the nine month period was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

         General and administrative expenses were $2.3 million, or 21.9%, of total net sales in the third quarter and $6 million, or 13%, of total net sales for the nine month period of fiscal 1998, compared to $1.6 million, or 9.5 %, in the third quarter and $5 million, or 8%, for the nine month period of fiscal 1997. The increase in general and administrative expenses in the third quarter of fiscal 1998 was primarily due to expenses associated with the purchases of the Company's two new subsidiaries, (Hespeler Hockey Company and Mothership Distribution Inc.), costs associated with the Company's new European office and increases required in the bad debt reserve allowance. The increase in general and administrative expenses in the nine month period of fiscal 1998 was primarily due to an increase in expenses associated with the Company's computer systems, an increase in the real estate taxes associated with the Company's facility and the expenses related to and associated with the purchases of the Company's two new subsidiaries and the opening of the Company's new European office.

         In fiscal 1997 the Company purchased a new software system and appropriate computer hardware. As part of the Company's selection process the ability to recognize the year 2000 was a major requirement and thus the Company believes it is prepared for the change and should incur minimal costs related to this event.

         Other Income and Expense. Interest expense was $237,000 in the third quarter and $761,000 for the nine month period of fiscal 1998, compared to $335,000 in the third quarter and $1,061,000 for the nine month period of fiscal 1997. The decrease in interest expense for the both the third quarter and the nine month period is primarily due to a reduction of the interest expense related to the Company's line of credit facility. This interest expense reduction is the result of management's continued control over the Company's expenditures and cash management procedures, which has resulted in a decrease in the average outstanding balance on the Company's line of credit facility during the third quarter and for the nine month period of fiscal 1998 as compared to the same periods of fiscal 1997.

         Net Income/(Loss). The Company had a net loss of ($1,047,000), or ($.18) per share, in the third quarter of fiscal 1998, compared to net income of $184,000, or $.03 per share, in fiscal 1997. The Company had a net loss of ($20,000) for the nine month period of fiscal 1998, compared to net income of $3,250,000, or $.55 per share, in fiscal 1997. The decrease for the both the third quarter and the nine month period can be attributed to the decrease in both the sales volume and the gross margins, along with the increase in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash and cash equivalents were $736,491 as of November 30, 1997, compared to $835,049 as of November 30, 1996. Net cash provided by operating activities was $2,104,983 for the nine month period ended November 30, 1997, compared to net cash used in operating activities of ($2,980,755) for the nine month period ended November 30,1996. Net cash used in investing activities was ($3,519,473) for the nine month period ended November 30,1997, compared to ($1,279,366) for the nine month period ended November 30,1996. Net cash provided by financing activities was $1,775,518 for the nine month period ended November 30, 1997, compared to $2,928,307 for the nine month period ended November 30, 1996.

         The net cash provided by operating activities for the nine month period ended November 30, 1997 was primarily from a decrease in accounts receivable and depreciation and amortization being offset by an increase in inventory and a decrease in accounts payable. The decrease in accounts receivable was the result of continued collections and a decrease in sales activities. The increase in inventory was due to the decreased sales activity. The decrease in accounts payable was the result of the Company paying certain larger suppliers on shorter terms to receive discounts and the reduced overall inventory purchases related to the decreased sales volume. The net cash used in operating activities for the nine month period ended November 30, 1996 was primarily from an increase in accounts receivable and a decrease in accounts payable being offset by net income, depreciation and amortization and a decrease in inventory. The increase in accounts receivable was the result of very strong sales in the month of November 1996. The decrease in accounts payable was the result of reduced purchases due to declining sales volume and the seasonally of the inventory purchases. The decrease in inventory was primarily due to delays in the receipt of the Company's new skate models.

         The net cash used in investing activities for the nine month period ended November 30, 1997 was primarily for capital expenditures relating to new production tooling and warehousing equipment and the purchase of the Company's new subsidiaries Hespeler Hockey Company and Mothership Distribution, Inc. The net cash used in investing activities for the nine month period ended November 30, 1996 was primarily for capital expenditures relating to new production tooling and new computer hardware and software.

         The net cash provided by financing activities for the nine month period ended November 30, 1997 was primarily from proceeds from the Company's line of credit facility and a new term note being offset by payments on the Company's long-term debt obligations. The proceeds on the line of credit facility was primarily for the purchase of the Company's new subsidiaries and the new term note was for the financing of new production tooling costs. The net cash provided by financing activities for the nine month period ended November 30, 1996 was primarily from proceeds on the Company's line of credit facility. The proceeds were required to finance the cash required from operating activities.

         The Company's debt to worth ratio was .6 to 1 as of November 30, 1997, February 28, 1997 and November 30, 1996. As of November 30, 1997, the Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6,342,147. As of November 30,1997, the Company had a revolving line of credit with a bank that provides for borrowings of up to $15,000,000, of which $7,880,000 was outstanding. In addition, the Company had a line of credit established with the bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of November 30, 1997 there was a $700,000 balance outstanding on this credit facility.

         The Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 1998.

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




Dated:   January 13, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                            Commission File No.:  0-16422
November 30, 1997
       -------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
      -------------------------------------------------------------------
Exhibit
Number          Description
-------         -----------

 3.1 Restated Articles of Incorporation -- incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended February 28, 1997

 3.2 Bylaws -- incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C

 4.1 Specimen of Common Stock Certificate -- incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991

 4.2            Certificate of Designations of Series A Preferred Stock(included in Restated Articles of Incorporation -- see Exhibit 3.1)

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