Form 10-K405
period 1998-02-28
FIRST TEAM SPORTS INC
filed 1998-05-29
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 1998        Commission File No: 000-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                  41-1545748
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                               Number)
                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:

                                 (612) 576-3500
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                         Preferred Stock Purchase Rights
                              ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 1, 1998 was approximately $15,124,688 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common  Stock outstanding at May 1, 1998:  5,792,240.
                             -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business.

         First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contract manufacturers) and distribution of in-line roller skates, ice skates, street hockey equipment, ice hockey sticks and equipment and related accessory products. In-line skates feature wheels mounted in a straight line on a light-weight metal or composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986 by David G. Soderquist, John J. Egart and Ronald W. Berg. Mr. Soderquist and Mr. Egart continue to serve as executive officers and directors of the Company. First Team Sports has the following wholly owned subsidiaries: Hespeler Hockey Company; a Nova Scotia, Canada unlimited liability company, Hespeler Hockey Holding, Inc.; a Minnesota company, Mothership Distribution, Inc.; a Minnesota company, First Team Sports GmbH; an Austrian company, and First Team Sports Exports, Inc., a U.S. Virgin Islands corporation. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiaries.

         (b)      Financial Information about Industry Segments.

         The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contract manufacturers) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6,7,8 and 14.

         (c)      Narrative Description of Business.

                  (1)      Products.

         The Company's principal products are in-line roller skates and ice hockey sticks marketed under the ULTRAWHEELS(R), SKATE ATTACK(R), and HESPELER(R) brand names. The Company also supplies in-line roller skates under various third party labels. UltraWheels brand skates are marketed to specialty and chain sporting goods dealers. The Skate Attack products are produced for sales to the mass merchant market. The Hespeler brand is marketed to specialty, chain sporting goods dealers and larger mass merchants. The Company's in-line roller skates consist of a molded plastic boot with integrated frame, or a frame riveted to the bottom of the boot, and high-density polyurethane wheels mounted on ball bearings.

                  (2)      Status of products in development

         The Company continues to develop products for the recreational, fitness and aggressive categories, as well as, improving upon existing in-line skate models. The Company also continues to develop products for the growing ice hockey market, including pro style sticks and protective equipment.

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

         The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contacts for production. All purchase orders are in U.S. dollars.

                  (4) Patents, trademarks, licenses, franchises and concessions.

         The Company markets its products under a number of trade names and trademarks, including the following principal trademarks or registered trademarks of the Company: "UltraWheels", "Skate Attack", "Street Attack", "Ultra Ice", "Hespeler", "Heavy", and "Third World". The Company owns numerous United States trademark registrations and has several pending trademark applications. The Company owns a large number of foreign trademark registrations, regularly files for registration of its more important trademarks in the United States and in numerous foreign countries and has several pending applications. The Company relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks. The Company has licenses to use the names and likeness of various hockey players, and related organizations as mentioned above. The Company has also filed five patent applications covering various parts of in-line skates and methods of producing its products.

                  (5) and (6)       Seasonality and Working Capital

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

                  (7)      Major Customers.

         Certain customers of the Company have accounted for more than 10% of the Company's sales in one or more of the past three fiscal years. In fiscal 1998, 1997 and 1996 Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 29%, 23% and 27%, respectively, of the Company's net sales. In fiscal 1996, Target stores based in Minneapolis, Minnesota, accounted for approximately 12% of the Company's net sales.

                  (8)      Backlog.

         The Company had approximately $5.1 million in unfilled purchase orders as of May 18, 1998, compared to approximately $9.1 million in unfilled purchase orders as of May 1, 1997. Approximately $4.9 million of these backlog orders are a result of spring booking orders to be shipped at future dates and approximately $200,000 result from orders of products that are temporarily unavailable.

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

                  (11)     Research and development.

         Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1998, 1997 or 1996.

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

                  (13)     Employees.

         As of May 1, 1998, the Company employed 80 full-time employees and 10 part-time employees.

         (d)      Export Sales.

         The Company's wholly owned subsidiary, First Team Sports Exports, Inc., was formed in April 1991, which subsidiary has no assets attributable to any specific foreign geographic area. In fiscal 1998, 1997 and 1996 First Team Sports Exports, Inc. had export sales of $17.5 million, $25.5 million and $25.8 million representing approximately 31%, 33% and 26%, respectively, of the net sales of the Company. Canadian net sales were $7.1 million (13% of net sales) in fiscal 1998, $5.6 million (7% of net sales) in fiscal 1997, and $10.4 million (11% of net sales) in fiscal 1996. Sales outside North America were $10.4 million (18% of net sales) in fiscal 1998, $19.8 million (26% of net sales) in fiscal 1997, and $15.5 million (16% of net sales) in fiscal 1996.


ITEM 2.  PROPERTIES

         The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property, which had a balance of approximately $4,133,000 as of May 1, 1998.

         The Company also occupies approximately 2,000 to 4,000 square feet of office space, in, Toronto, Canada, Graz, Austria, and Fife, Washington for its subsidiaries, Hespeler Hockey Company, First Team Sports GmbH, and Mothership Distribution, Inc., respectively. The Company leases these facilities with the leases having terms of 1 to 4 years.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the quarter ended February 28, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth the names and ages of current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year. There are no family relationships among the officer's names below.

Name and Age of                     Current Positions with Company and Principal
Executive Officer                        Occupations for the Past Five Years


John J. Egart, 48                   President and Chief Executive Officer of the
                                    Company since January 1994;  Director of the
                                    Company since the Company's inception in May
                                    1986;   Executive   Vice  President  of  the
                                    Company from the Company's  inception in May
                                    1986 to January 1994.

David G.  Soderquist,  49           Vice  Chairman of the Company  since January
                                    1994; Director of the Company since the Company's inception in May 1986; President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.

Robert L. Lenius, Jr., 50           Vice President and Chief  Financial  Officer
                                    of  the  Company   since  July  1991;   Vice
                                    President/Finance  of the Company  from July
                                    1987 to July 1991.

Susan L. Joch, 37                   Vice   President/Marketing  of  the  Company
                                    since November 1993; Director of Marketing of the Company from July 1991 to November
                                    1993;  Product  Marketing  Manager for Tonka
                                    Corporation,  a toy manufacturer,  from June
                                    1989 to July 1991.

Kent A. Brunner, 37                 Vice  President/Finance of the Company since
                                    September 1996; Controller of the Company from November 1994 to September 1996; Audit
                                    Manager for McGladrey & Pullen, LLP, a national certified public accounting firm, from June 1988 to November 1994.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information.

         The range of bid quotations for the Company's Common Stock during fiscal 1997 and fiscal 1998 was as follows:

                   Quarter Ended                      High              Low

                   May 31, 1996                       $17-7/8           $12-3/4
                   August 31, 1996                    $14-5/8           $7-1/2
                   November 30, 1996                  $10               $7-1/8
                   February 28, 1997                  $10-1/4           $5-1/2

                   May 31, 1997                       $7-1/2            $5
                   August 31, 1997                    $9-1/8            $5-3/8
                   November 30, 1997                  $6-5/8            $3-3/8
                   February 28, 1998                  $3-15/16          $2

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP". The above prices are bid quotations and may not necessarily represent actual transactions.

         (b)      Holders.

         As of May 1, 1998, there were approximately 436 holders of record of the Company's Common Stock.

         (c)      Dividends.

         The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA

                     Years ended February 28, 1998 and 1997,
                 February 29, 1996, February 28, 1995 and 1994.
                  ---------------------------------------------

                               1998             1997              1996             1995              1994
                               ----             ----              ----             ----              ----

Operations Data:
Net Sales                  $56,336,906      $76,435,022       $97,667,448      $85,528,860       $35,534,892
Net Income/(Loss)          ($2,609,233)       2,725,282         7,811,857        6,098,757           635,409
Net Income (Loss)
  Per Share:
   Basic                         (.45)              .47             1.37              1.09               .12
   Diluted                       (.45)              .46              1.30             1.03               .12
Cash Dividends Paid
  Per Share                         --               --                --               --                --

Balance Sheet Data:
Total Assets               $52,161,728      $52,343,501       $55,957,802      $45,863,753       $29,596,443
Working Capital             25,051,180       27,921,689        24,944,985       18,109,090        11,589,217
Long-Term Debt               6,774,496        6,217,936         6,880,360        3,053,494         1,800,072
Shareholders' Equity        30,240,864       32,745,931        29,830,283       20,850,079        13,939,578



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

         Net Sales. Net sales declined 26% in the fiscal year ended February 28, 1998 compared to a decrease of 22% in fiscal year 1997. In-line skate sales volume decreases, combined with a decrease in the average selling price of both the Company's Skate Attack and Ultra Wheels lines were the principal factors in the Company's net sales decline in fiscal 1998. The Company experienced continued pricing pressures from all areas of the market place due primarily to excess inventory levels at retail and subsequent competitive price cutting in the in-line skate industry.

The Company's product groups consist of in-line skates, ice skates, accessories and parts (primarily protective wear and replacement wheels and bearings) and roller hockey products. Within the product groups, the Company maintains an Ultra Wheels and Skate Attack line of products. The Ultra Wheels line consists of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers, and the Skate Attack line consists of lower priced products for the mass merchant customers. During the later part of fiscal 1998 the Company acquired Hespeler Hockey Company, a Canadian based company which markets and distributes ice hockey sticks and accessories (gloves and protective wear) and Mothership Distribution Inc., which markets and distributes aggressive in-line skate wheels, accessories, apparel and skateboards. Net sales in fiscal 1998 for both Hespeler and Mothership were negligible.

In-line skate net sales were $47 million, $65 million and $82 million in fiscal 1998, 1997 and 1996. Accessories, parts and roller hockey product net sales were $8.6 million, $11.4 million and $15.7 million in fiscal 1998, 1997 and 1996. Net sales of ice hockey products from Hespeler Hockey Company were approximately $500,000 for fiscal 1998 and net sales of wheels, accessories and apparel from Mothership Distribution Inc. were approximately $200,000 for fiscal 1998.

The Company currently distributes products to more then 60 countries worldwide. Domestic sales were $38.4 million, $50.8 million and $71.8 million in fiscal 1998, 1997 and 1996. Canadian sales were $7.5 million, $5.6 million and $10.4 million in fiscal 1998, 1997 and 1996. Sales in Europe were $7.4 million, $14.1 million and $8.5 million in fiscal 1998, 1997 and 1996. Other International sales were $3.0 million, $5.9 million and $7.0 million in fiscal 1998, 1997 and 1996.

Several factors contributed to the Company's sales performance in fiscal 1998 and 1997. The decrease in domestic sales in both fiscal 1998 and 1997 is the result of a change in consumer demand, continued excess inventory levels at retail and competitive price cutting which has continued to plague the in-line skate industry. These market conditions are expected to continue at least through the first six months of fiscal 1999. The increase in fiscal 1998 Canadian sales was the result of continued strong acceptance of the Company's USA made products. The decrease in fiscal 1997 Canadian sales from fiscal 1996 was the result of excess inventory levels at retail. The decrease in European sales in fiscal 1998 was primarily the result of a slow spring and summer retail environment due to inclemate weather conditions, which has resulted in excess retail inventory levels and increased pricing pressures due to many orient manufacturers selling direct to retailers. The increase in fiscal 1997 European sales from fiscal 1996 was the result of increased consumer participation in the European market. The decrease in other international sales for both fiscal 1998 and 1997 was primarily the result of continued excess inventory levels in both the Pacific Rim and South American marketplaces.

         Gross Margin. As a percentage of net sales, the gross margin was 21.3% in 1998, 25.6% in 1997 and 29.9% in 1996. The decrease in the gross margin in fiscal 1998 is primarily due to competitive close-out sales, continued pricing pressures at all retail price points and fluctuations in certain foreign currency rates, principally Canada. The decrease in the gross margin in fiscal 1997 was primarily due to an overall retail slowdown of in-line skate sales and excess retail inventory levels, which increased competition and gross margin pressure at all levels from the mass merchants to the specialty shops.

The Company's UltraWheels brand of in-line skates accounted for 54%, 51% and 42% of in-line skate sales in fiscal 1998, 1997 and 1996. The Skate Attack brand accounted for 46%, 49% and 58% of in-line skate sales in fiscal 1998, 1997 and 1996.

         Operating Expenses. Selling expenses were $5.8 million, $7.2 million and $7.8 million in fiscal 1998, 1997 and 1996. As a percentage of net sales the selling expenses were 10.3%, 9.4% and 8.0% in fiscal 1998, 1997 and 1996. The decrease in the absolute dollar amount of selling expenses in 1998 was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures. The increase in selling expenses as a percentage of net sales in fiscal 1998 was primarily due to efforts to promote and advertise the Company's two acquisitions, Hespeler Hockey Company and Mothership Distribution, Inc. The decrease in the absolute dollar amount of selling expenses in fiscal 1997 was due primarily to a reduction in commissions and endorsement royalties associated with the decreased sales volume. The increase in the selling expenses as a percentage of sales in fiscal 1997 was due to continued efforts to advertise and market the Company's new products.

General and administrative expenses were $8.1 million, $6.8 million and $8.3 million in fiscal 1998, 1997 and 1996. As a percentage of net sales the general and administrative expenses were 14.3%, 8.9% and 8.5% in fiscal 1998, 1997 and 1996. The increase in general and administrative expenses in 1998 was primarily due to an increase in expenses associated with the continued upgrading of the Company's computer systems, an increase in the real estate taxes associated with the Company's facility, and the expenses related to and associated with the purchases of the Company's two new subsidiaries and the opening of the Company's new European office. The decrease in the absolute dollar amount of general and administrative expenses in 1997 was due primarily to a reduction in personnel costs and savings associated with the Company's new office and warehouse facility.

         Other Income and Expense. Interest expense was $1.0 million, $1.3 million and $.9 million in fiscal 1998, 1997 and 1996. The decrease in interest expense for 1998 was primarily due to a reduction of the interest costs related to the Company's line of credit facility. This interest expense reduction is the result of management's continued control over the Company's expenditures and cash management procedures. The increase in interest expense in 1997 was primarily due to the addition of the mortgage note associated with the Company's new office and warehouse facility.

         Provisions for Income Taxes. The Company's effective income tax rate was 33.7% , 35.5% and 35.7% in fiscal 1998, 1997 and 1996. The decrease in 1998 is primarily due to the effect of state and foreign tax rates and the percentage of state and foreign revenues. The decrease in 1997 was primarily the result of an increase in the Company's international sales as a percentage of total sales. The Company utilizes it wholly-owned subsidiary First Team Sports Exports, Inc., a foreign sales corporation to help reduce the Company's tax burden.

         Net Income (Loss). Net income (loss) as a percentage of net sales was (4.6%), 3.6% and 8.0% in fiscal 1998, 1997 and 1996. The decrease in 1998 and
1997 was a result of the factors discussed above.

Liquidity And Capital Resources

The Company's fiscal 1998 operations provided $2.6 million of cash compared to approximately $500,000 in fiscal 1997. The increase in the net cash provided by operations is primarily the result of the Company reducing its receivable balances which was offset by cash used to increase inventories and pay income taxes and accounts payable balances.

Net cash used in investing activities was $4.1 million in 1998 as compared to $1.6 million in 1997. Cash in both years was used primarily for capital expenditures relating to new production tooling and warehousing equipment and the purchase of the Company's new subsidiaries in fiscal 1998.

Net cash provided by financing activities was $3.1 million in 1998 compared to cash used of approximately $700,000 in 1997. The cash provided in 1998 was primarily due to proceeds from the Company's line of credit facility. The proceeds on the line of credit facility in fiscal 1998 were used primarily for the acquisition of the Company's new subsidiaries.

The Company's debt to worth ratio was .7 to 1 as of February 28, 1998 compared to .6 to 1 as of February 28, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6,774,496 as of February 28, 1998 (see Note 6 in Notes to Financial Statements). As of February 28, 1998, the Company had a revolving line of credit with a bank that provides for borrowings of up to $15,000,000 of which $8,685,000 was outstanding. In addition, the Company had a line of credit established with a bank providing for borrowings of up to $1,000,000 for the purchase of equipment and improvements. As of February 28, 1998 there was a $750,000 balance outstanding under this credit facility.

The Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements at least through fiscal 1999.


Outlook:  Issues and Uncertainties

         The Company does not provide forecasts of potential future financial performance. The statements contained in this outlook are based on current expectations. These statements are forward looking and the Company's actual results may differ materially.

         The Company believes that the total number of in-line skating participants worldwide will continue to grow in fiscal 1999, especially in the younger age categories. The Company believes the dramatic and innovative new products currently on the market will continue to intrigue avid participants of in-line skating and will improve the recruitment of new participants. It is uncertain, however, whether the excess inventory levels and competitive price-cutting which plagued the inline industry in fiscal 1998 have abated. The Company also believes that the number of ice hockey participants worldwide, especially in the United States, will grow in 1999.

         The Company's strategy has been and continues to be the introduction of high quality, innovative, price-valued products designed specifically for the recreational and youth market segments, consequently, driving consumer demand toward newer products. In addition, the Company plans to continue its diversification through synergistic acquisitions. Future production capacity is planned based on the continued success of the Company's strategy. If the market does not continue to grow and move toward value priced products, revenues and earnings will likely continue to be adversely impacted.

         The Company's gross margin is a sensitive function of the product mix sold, pricing and the market conditions in any given period. As a result of the Company's Skate Attack brand being sold to the mass merchant customer, the product is more of a commodity in nature and generally has lower gross margin percentages than the Company's UltraWheels brand and Hespeler Hockey products. As a result, future gross margin percentages are difficult to predict.

         The Company considers it imperative to maintain a strong research and development program to be able to continue offering innovative new products to consumers. Research and development expenditures in fiscal 1999 should be consistent with those in fiscal 1998. The Company also continues to closely monitor and control its selling and general and administrative expenditures.

         While management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

         Competition. The Company competes with numerous manufacturers of in-line skates domestically and internationally and anticipates future competition from other large and well-established sporting good manufacturers. Rollerblade, Inc. and K2 are the Company's primary competitors and have substantially greater resources than the Company. The intense price competition in the in-line skate market has put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) offer products at commercially-acceptable prices; (ii) develop new products and generate market demand for such products; and (iii) continue to develop and expand its international business.

         Dependence on Key Customers. During the fiscal year ended February 28, 1998, sales to Wal-Mart accounted for 29% of the Company's revenues. Increased competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's relationship with Wal-Mart and/or other major customers. Decreased orders from this customer or other major customers would have a material adverse impact on the Company's financial results.

         Other. The Company's products are primarily used outdoors and therefore adverse weather conditions can have a negative impact on consumer demand. Because the Company's products are of a recreational nature and not considered basic necessities, a general decline in overall economic conditions may have a greater adverse effect on the Company's sale.

         In fiscal 1997, the Company purchased a new software system and appropriate computer hardware. As part of the selection process, the ability to recognize the year 2000 was a major requirement and thus the company believes it is prepared for the change. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems, which might occur due to vendors and/or customers not being ready. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed below are included herein immediately following the signature page of this Form 10-K on the pages set forth:


                                                                           Page
         Current Independent Auditor's Report on Consolidated
           Financial Statements and Schedule for the year
           ended February 28, 1998.........................................F-1

         Former Independent Auditor's Report on Consolidated
           Financial Statements for the year ended February 28, 1997
           and February 29, 1996...........................................F-1.1

         Consolidated Balance Sheets as of February 28, 1998 and 1997......F-2

         Consolidated Statements of Operations for the years
           ended February 28, 1998, 1997 and February 29, 1996.............F-4

         Consolidated Statements of Shareholders' Equity for the years ended February 28, 1998, 1997 and February 29, 1996.............F-5

         Consolidated Statements of Cash Flows for the years ended
           February 28, 1998, 1997 and February 29, 1996...................F-6

         Notes to Consolidated Financial Statements........................F-7

         Former Independent Auditor's Report on Report on Schedule
           for the years ended February 28, 1997 and February 29, 1996.....F-22

         Schedule II - Reserve Account.....................................F-23

All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Other than "Executive Officers of the Company", which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                  Current Independent Auditor's Report on Consolidated Financial
                    Statements and Schedule For the year ended February 28, 1998

                  Former Independent Auditor's Report on Consolidated  Financial
                    Statements For the year ended February 28, 1997 and February 29, 1996

                  Consolidated Balance Sheets as of February 28, 1998 and 1997.

                  Consolidated  Statements  of  Operations  for the years  ended
                     February 28, 1998, 1997 and February 29, 1996

                  Consolidated  Statements of Shareholders' Equity for the years ended February 28, 1998, 1997 and February 29, 1996

                  Consolidated  Statements  of Cash  Flows for the  years  ended
                     February 28, 1998, 1997 and February 29, 1996

                  Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules. The following is included in Part II, Item 8, of this Annual Report on Form 10-K:

                  Former Independent Auditor's Report on Report on Schedule  for
                    the years ended February 28, 1997 and February 29, 1996

                  Schedule II - Reserve Accounts.

                  All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

                  (3)  Exhibits.

         The following exhibits are included in this reports: See "Exhibit Index to Form 10-K" beginning at page E-1 immediately following the financial statements which follow the signature page of this Form 10-K.

         (b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended February 28, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST TEAM SPORTS, INC.


May 29, 1998                        By: /s/ John J. Egart
                                        John J. Egart
                                        President and Chief Executive Officer

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

Signature and Title........                                            Date

/s/ John J. Egart                                                 May 29, 1998
John J. Egart
President/Chief Executive Officer and Director
(Principal executive officer)

/s/ David G. Soderquist                                           May 29, 1998
David G. Soderquist
Vice Chairman and Director

/s/ Joe Mendelsohn                                                May 29, 1998
Joe Mendelsohn
Chairman and Director

(Signatures continued on following page)

Signature and Title                                                    Date

/s/ Timothy G. Rath                                                May 29, 1998
Timothy G. Rath
Director

/s/ Stanley E. Hubbard                                             May 29, 1998
Stanley E. Hubbard
Director

/s/ William J. McMahon                                             May 29, 1998
William J. McMahon
Director

/s/ Robert L. Lenius, Jr.                                          May 29, 1998
Robert L. Lenius, Jr.
Vice President and Chief Financial Officer
(Principal financial officer)

/s/ Kent A. Brunner                                                May 29, 1998
Kent A. Brunner
Vice President of Finance
(Principal accounting officer)

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
First Team Sports, Inc.

We have audited the accompanying consolidated balance sheet of First Team Sports, Inc. as of February 28, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended February 28, 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects the consolidated financial position of First Team Sports, Inc. at February 28, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota                             /s/  ERNST & YOUNG, LLP
April 17, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

We have  audited  the  accompanying  consolidated  balance  sheets of First Team
Sports, Inc. and Subsidiary as of February 28, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two fiscal years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Team Sports, Inc. and Subsidiary as of February 28, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

St. Paul, Minnesota                              /s/   MCGLADREY & PULLEN, LLP
April 9, 1997

                             First Team Sports, Inc.

                           Consolidated Balance Sheets


                                                                                   February 28
                                                                             1998              1997
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                $  1,869,545    $     381,427
   Trade receivables, less allowance for doubtful accounts:
     1998--$666,000; 1997--$565,000                                           11,417,176       17,039,679
   Refundable income taxes                                                     1,678,405          258,492
   Inventories                                                                22,709,519       20,881,845
   Prepaid expenses                                                              957,903          612,880
   Deferred income taxes                                                         896,000          997,000
                                                                       ------------------------------------
Total current assets                                                          39,528,548       40,171,323

Property, plant and equipment
Land                                                                             600,000          600,000
Building                                                                       4,988,680        4,988,680
Production equipment                                                           2,132,156        4,715,979
Office furniture and equipment                                                 1,766,911        1,754,017
Warehouse equipment                                                              820,626          325,361
Vehicles                                                                         102,906           19,567
                                                                       ------------------------------------
                                                                              10,411,279       12,403,604
Less accumulated depreciation                                                  1,993,004        2,588,404
                                                                       ------------------------------------
                                                                               8,418,275        9,815,200

Other assets
License agreements, less accumulated amortization:
   1998--$3,338,000; 1997--$3,039,000                                          1,766,584        2,065,611
Goodwill, less accumulated amortization: 1998--$64,000                         1,462,291                -
Other                                                                            986,030          291,367
                                                                       ------------------------------------
                                                                               4,214,905        2,356,978
                                                                       ------------------------------------
                                                                             $52,161,728      $52,343,501
                                                                       ====================================

                                              First Team Sports, Inc.

                                            Consolidated Balance Sheets


                                                                                   February 28
                                                                             1998              1997
                                                                       ------------------------------------
Liabilities and shareholders' equity Current liabilities:
   Notes payable to bank                                                    $  8,685,000     $  5,319,250
   Trade accounts payable                                                      2,697,675        4,852,459
   Accrued expenses                                                            2,115,728        1,415,511
   Current maturities of long-term debt                                          978,965          662,414
                                                                       ------------------------------------
Total current liabilities                                                     14,477,368       12,249,634

Long-term debt, less current maturities                                        6,774,496        6,217,936

Deferred income taxes                                                             69,000          530,000

Deferred revenue                                                                 600,000          600,000

Shareholders' equity
Common Stock, par value $.01 per share
   Authorized 10,000,000 shares
   Issued and outstanding: 1998--5,792,240 shares;
     1997--5,749,796 shares                                                       57,923           57,498
Additional paid-in capital                                                     9,806,341        9,586,340
Retained earnings                                                             20,492,860       23,102,093
Foreign currency translation                                                    (116,260)               -
                                                                       ------------------------------------
                                                                              30,240,864       32,745,931


                                                                       ------------------------------------
                                                                             $52,161,728      $52,343,501
                                                                       ====================================


See accompanying notes.

                                              First Team Sports, Inc.

                                       Consolidated Statements of Operations


                                                                                            Year ended
                                                           Year ended February 28          February 29,
                                                            1998             1997              1996
                                                     ------------------------------------------------------

Net sales                                                  $56,336,906       $76,435,022      $97,667,448
Cost of goods sold                                          44,314,320        56,837,195       68,499,170
                                                     ------------------------------------------------------
Gross profit                                                12,022,586        19,597,827       29,168,278

Operating expenses:
   Selling                                                   5,826,993         7,190,515        7,774,248
   General and administrative                                8,056,546         6,789,276        8,341,008
   Writedown due to asset impairment                           974,018                 -                -
                                                     ------------------------------------------------------
                                                            14,857,557        13,979,791       16,115,256
                                                     ------------------------------------------------------

Operating (loss) income                                     (2,834,971)        5,618,036       13,053,022

Interest expense                                            (1,009,657)       (1,275,882)        (892,321)
Other expense, net                                             (93,387)         (113,872)         (10,844)
                                                     ------------------------------------------------------
(Loss) income before income tax benefit (expense)
                                                            (3,938,015)        4,228,282       12,149,857
Income tax benefit (expense)                                 1,328,782        (1,503,000)      (4,338,000)
                                                     ======================================================
Net (loss) income                                         $ (2,609,233)     $  2,725,282     $  7,811,857
                                                     ======================================================

Net (loss) income per share:
   Basic                                                   $(.45)             $.47            $1.37
   Diluted                                                 $(.45)             $.46            $1.30

Shares used in computation of net (loss) income per share:
     Basic                                                  5,771,478         5,740,893        5,704,840
     Diluted                                                5,771,478         5,884,175        6,010,986


See accompanying notes.

                             First Team Sports, Inc.

                 Consolidated Statements of Shareholders' Equity



                                                                 Additional                     Foreign         Total
                                         Common Stock             Paid-In       Retained        Currency    Shareholders'
                                --------------------------------
                                    Shares          Amount        Capital        Earnings      Translation      Equity
                                --------------------------------------------------------------------------------------------

  Balance at February 28, 1995       5,628,184      $56,282      $8,228,843     $12,564,954      $       -     $20,850,079
     Exercise of stock options          92,816          928         500,959               -              -         501,887
     Tax benefit related to
       stock options                         -            -         667,000               -              -         667,000
     Net income                              -            -               -       7,811,857              -       7,811,857
                                --------------------------------------------------------------------------------------------
  Balance at February 29, 1996       5,721,000       57,210       9,396,802      20,376,811              -      29,830,823
     Exercise of stock options          28,796          288         189,538               -              -         189,826
     Net income                              -            -               -       2,725,282              -       2,725,282
                                --------------------------------------------------------------------------------------------
  Balance at February 28, 1997       5,749,796       57,498       9,586,340      23,102,093              -      32,745,931
     Exercise of stock options          12,910          129          65,517               -              -          65,646
     Common stock issued for
       acquisitions                     29,534          296         154,484               -              -         154,780
     Foreign currency                        -            -               -               -       (116,260)       (116,260)
       translation
     Net loss                                -            -               -      (2,609,233)             -      (2,609,233)
                                --------------------------------------------------------------------------------------------
  Balance at February 28, 1998       5,792,240      $57,923      $9,806,341     $20,492,860      $(116,260)    $30,240,864
                                ============================================================================================


See accompanying notes.

                             First Team Sports, Inc.

                      Consolidated Statements of Cash Flows

                                                                                                     Year ended
                                                                    Year ended February 28          February 29,
                                                                     1998             1997              1996
                                                              ------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                                  $(2,609,233)       $2,725,282       $7,811,857
Adjustments required to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                    1,880,137         1,537,073          771,045
     Amortization                                                      468,101           579,657          651,562
     Loss on writedown due to asset impairment                         974,018                 -                -
     Loss on retirement of equipment                                    93,387           108,510           13,950
     Deferred income taxes                                            (360,000)          (80,000)        (225,000)
     Noncash tax expense related to stock option exercise
                                                                             -                 -          667,000
     Change in operating assets and liabilities:
       Receivables                                                   7,090,703          (811,013)         626,159
       Inventories                                                  (1,437,212)        1,932,005       (1,975,679)
       Prepaid expenses                                               (344,412)          347,199          (71,345)
       Accounts payable                                             (2,377,925)       (4,610,424)         447,507
       Accrued expenses                                                701,664        (1,117,165)         (72,484)
       Income taxes                                                 (1,512,753)         (103,346)        (109,000)
                                                              ------------------------------------------------------
Net cash provided by operating activities                            2,566,475           507,778        8,535,572

Cash flows from investing activities
Purchases of property, plant and equipment                          (1,497,979)       (1,606,100)      (7,419,793)
Business acquisitions                                               (1,917,942)                -                -
Other                                                                 (696,328)           14,880          (89,479)
                                                              ------------------------------------------------------
Net cash used in investing activities                               (4,112,249)       (1,591,220)      (7,509,272)

Cash flows from financing activities
Net proceeds (payments) on short-term borrowings                     2,402,408        (4,823,750)       1,079,000
Principal payments on long-term borrowings                          (1,261,377)         (943,070)      (1,041,718)
Proceeds from long-term borrowings                                   1,849,184         4,875,000                -
Net proceeds from exercise of stock options and warrants
                                                                        65,646           189,826          501,887
                                                              ------------------------------------------------------
Net cash provided by (used in) financing activities                  3,055,861          (701,994)         539,169
                                                              ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                     1,510,087        (1,785,436)       1,565,469

Effect of foreign currency translation                                 (21,969)                -                -

Cash and cash equivalents:
   Beginning of year                                                   381,427         2,166,863          601,394
                                                              ------------------------------------------------------
   Ending of year                                                  $ 1,869,545       $   381,427       $2,166,863
                                                              ======================================================

See accompanying notes.

                             First Team Sports, Inc.

                   Notes to Consolidated Financial Statements

                                February 28, 1998


1. Nature of Business and Significant Accounting Policies

Nature of Business and Concentration of Credit Risk

The Company sells in-line roller skates and related accessories under the brand names UltraWheels(TM), and Skate Attack(TM), and ice hockey equipment under the brand name Hespeler(TM) to retail and sporting goods stores. These products are manufactured under outside production arrangements to the Company's specifications.

Basis of Financial Statement Presentation and Accounting Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including First Team Sports Exports, Inc. (a foreign sales corporation), First Team Sports GmbH, Hespeler Hockey Company and Mothership Distribution, Inc. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The functional currency for foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year-end and statement of operations items at the average exchange rate for the year, with the resulting translation adjustment made to a separate component of shareholders' equity.

Cash and Cash Equivalents

The Company considers all demand deposit accounts and short-term cash investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash equivalents approximates fair value at February 28, 1998 and 1997.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Building                                                    39 years
Production equipment                                    2 - 10 years
Office furniture and equipment                         5 -   7 years
Warehouse equipment                                     6 - 10 years
Vehicles                                                     5 years

License Agreements

License agreement assets are being amortized over the terms of the agreements on a straight-line method.

Other Assets

Goodwill arising from acquisitions is amortized on a straight-line basis over a period up to 10 years. Other intangibles are amortized on a straight-line basis over 5 to 10 years.

Accounting for Long-Lived Assets

The Company periodically reviews its property, plant, equipment, and other assets to determine potential impairment by comparing their carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by computing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.

Management has determined that certain production assets of the Company have been impaired as a result of the changing in-line skate industry. In accordance with SFAS Statement 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," the Company evaluated the ongoing value of its production tooling equipment. Based upon this evaluation, the Company determined that production tools with a carrying value of $1,142,172 were impaired and wrote them down by $974,018 to their fair value. Fair value of the production tools was determined by comparison to outside market value.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense for the fiscal years 1998, 1997, and 1996 was $1,755,000, $2,421,000 and $2,192,000,
respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting basis of assets and liabilities.

Net Income (Loss) Per Share

In 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS) was issued. All EPS amounts herein have been restated to reflect its adoption. Basic EPS (which replaces primary) is net earnings divided by the average number of Common Shares outstanding during the period. Diluted EPS (which replaces fully diluted) reflects the potential dilutive effects of stock options and warrants.

                                                Basic EPS                         Diluted EPS
                                    ---------------------------------- ----------------------------------
                                       1998       1997       1996         1998       1997       1996
                                    ---------------------------------- ----------------------------------
                                                   (In thousands, except per share data)

Net (loss) income                      $(2,609)   $2,725     $7,812      $(2,609)    $2,725    $7,812
                                    ================================== ==================================

Weighted average common shares
   outstanding                           5,771     5,741      5,705        5,771      5,741     5,705

Stock options                                -         -          -            -        143       306
                                    ---------------------------------- ----------------------------------

Total common equivalent shares
   outstanding                           5,771     5,741      5,705        5,771      5,884     6,011
                                    ================================== ==================================

Net (loss) income per share             $(.45)      $.47      $1.37        $(.45)      $.46     $1.30


Fair Value of Financial Instruments

The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, notes payable to bank, trade accounts payable and long-term debt. At February 28, 1998, no separate comparison for fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

2. Sales Information and Major Suppliers

Major Customers and Credit Risk

Net sales for fiscal years 1998, 1997 and 1996 include sales to certain major customers as follows:

                                              Percent of Net Sales
   Customer                           1998             1997            1996
--------------------------------------------------------------------------------

   A                                    29                23              27
   B                                     3                 7              12

At February 28, 1998, 29 percent of the Company's trade receivables were due from the aforementioned customers and 35 percent were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credit arrangements and wire transfers to minimize its foreign credit risk.

Export Sales

The Company's export sales approximated 32, 33 and 27 percent of net sales for fiscal years 1998, 1997 and 1996, respectively.

Major Suppliers

The Company had 62 percent of its products produced by three suppliers during 1998 (6 percent from a domestic supplier). Management believes that alternative suppliers are available in the event the Company is unable to obtain services from its three major suppliers.

3. Acquisitions

In September 1997, the Company purchased the net assets of Mothership Distribution, Inc. (Mothership), a designer, manufacturer and marketer of aggressive in-line skate accessories and apparel. The Company also purchased in September 1997 the common stock of Hespeler Hockey Company, a designer, manufacturer and marketer of ice hockey sticks, equipment and related accessories. The combined purchase price of the acquisitions was not material. These transactions were accounted for using the purchase method of accounting and the results of operation from those businesses have been included in the consolidated statements of operations from the respective dates of acquisition. The pro forma impact of the Mothership acquisition on the Company's results of operations for all periods presented was not material.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the Hespeler Hockey operations had been acquired as of the beginning of the period presented, after including the impact of certain adjustments such as amortization of intangibles, increased interest expense on acquisition debt and related income tax effects (fiscal 1997 and 1996 activity was immaterial):

Pro forma information (unaudited)

   (In thousands, except per share amounts)                           1998
                                                                 ---------------

   Net sales                                                          $58,124
   Income (loss) before income taxes                                   (3,726)
   Net income (loss)                                                   (2,487)
   Basic and diluted earnings (loss) per share                          $(.43)

The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisition been made as of those dates or results which may occur in the future.

4. Inventories

Inventories consist of the following:

                                              February 28
                                        1998              1997
                                  ------------------------------------

   Finished goods                       $16,653,018      $16,000,274
   Component parts                        6,056,501        4,881,571
                                  ====================================
                                        $22,709,519      $20,881,845
                                  ====================================

5. Notes Payable

The Company has a line-of-credit agreement with a bank subject to renewal on July 1, 1999, whereby it may borrow up to $15,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (8.25 percent at February 28,
1998)  minus  0.30  percent.   Borrowings  under  the  credit   arrangement  are
collateralized by substantially all corporate assets, excluding land and building. Outstanding borrowings under this arrangement totaled $8,685,000 and $5,319,250 at February 28, 1998 and 1997, respectively.

In connection with the line-of-credit agreement, the Company agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to attain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent.

6. Long-Term Debt

Long-term debt consists of the following:

                                                                                      February 28
                                                                                   1998          1997
                                                                              -----------------------------
   Obligations under license agreements, due in varying installments, with
     interest imputed at 6.7% to 9.25%, through 2004 (see note 9)                $1,989,654    $2,288,481

   Mortgage notes payable due in monthly installments of $57,638, including
     interest at 7.41% through April 2006, secured by the building                4,227,997     4,591,869

   Note payable to bank,  due in  monthly  installments  of $27,800 to May 2000, plus interest at the bank's prime rate (8.25% at February 28, 1998)
     minus .30%, collateralized by substantially all of the Company's assets        750,000             -

   Subordinated convertible exchangeable debentures,  are due in installments of
     $200,000 on March 1, 1999 and 2000, and $325,000 on October 1, 2002
     plus interest at 5%                                                            725,000             -

   Other                                                                             60,810             -
                                                                              -----------------------------
                                                                                  7,753,461     6,880,350
   Less current maturities                                                          978,965       662,414
                                                                              -----------------------------
                                                                                 $6,774,496    $6,217,936
                                                                              =============================

Approximate aggregate future maturities of long-term debt are as follows:

   Years ending February 28 or 29:
     1999                                                   $   979,000
     2000                                                     1,301,000
     2001                                                       999,000
     2002                                                       784,000
     2003                                                     1,161,000
     Thereafter                                               2,529,000
                                                       -------------------
                                                             $7,753,000
                                                       ===================

The subordinated convertible debentures were issued with triggerable warrants attached which enable the debenture holder to purchase shares of common stock of the Company. The debentures are convertible at any time, in whole or in part, into shares of common stock of the Company at a conversion price of $5.75.

7. Income Taxes

Net deferred income taxes consist of the following components:

                                                      February 28
                                                1998              1997
                                          ------------------------------------
   Deferred tax assets:
     Receivable allowances                     $   162,000      $   197,000
     Inventory costs                               367,000          408,000
     Accrued expenses                              367,000          392,000
     License and patent agreements                 137,000           97,000
                                          ------------------------------------
                                                 1,033,000        1,094,000

   Deferred tax liabilities:
     Equipment                                    (206,000)        (627,000)
                                          ------------------------------------
   Net deferred tax assets                     $   827,000      $   467,000
                                          ====================================

The  net  deferred  tax  assets  have  been   classified  in  the   accompanying
consolidated balance sheets as follows:

                                                        February 28
                                                  1998              1997
                                            ------------------------------------

   Current assets                                  $896,000         $997,000
   Non-current liabilities                          (69,000)        (530,000)
                                            ------------------------------------
                                                   $827,000         $467,000
                                            ====================================

For financial reporting purposes, the (losses) income from continuing operations before income taxes effect is as follows:

                                                           February 28
                                                1998          1997           1996
                                             --------------------------------------------
   (Loss) income before income taxes:
     Domestic                                 $(3,490,859)    $4,228,282    $12,149,857
     Foreign                                     (447,156)             -              -
                                             --------------------------------------------
                                              $(3,938,015)    $4,228,282    $12,149,857
                                             ============================================

The provisions for income tax (benefit) expense for fiscal years 1998, 1997 and 1996 are as follows:

                                    1998           1997           1996
                                ----------------------------------------------
   Current:
     Federal                     $   (698,782)     $1,476,000    $4,193,000
     State                            (68,000)        107,000       370,000
     Foreign                         (202,000)              -             -
                                ----------------------------------------------
   Total current                     (968,782)      1,583,000     4,563,000

   Deferred:
     Federal                         (330,000)        (77,000)     (160,000)
     State                            (30,000)         (3,000)      (65,000)
     Foreign                                -               -             -
                                ----------------------------------------------
   Total deferred                    (360,000)        (80,000)     (225,000)
                                ----------------------------------------------
   Total income taxes             $(1,328,782)     $1,503,000    $4,338,000
                                ==============================================

The provisions for income tax benefit (expense) for fiscal years 1998, 1997 and 1996 differ from the amounts obtained by applying the federal income tax rate to pretax income (loss) as follows:

                                                             1998             1997             1996
                                                       ----------------------------------------------------

   Computed "expected" federal tax
     benefit (expense)                                       $1,378,000      $(1,480,000)     $(4,252,000)
   (Increase) decrease in taxes resulting from:
     State income taxes, net of federal benefit                  79,000          (70,000)        (242,000)
     Other items individually insignificant, net               (128,218)          47,000          156,000
                                                       ----------------------------------------------------
                                                             $1,328,782      $(1,503,000)     $(4,338,000)
                                                       ====================================================

8. Shareholders' Equity

Stock Options

The Company has reserved 975,000 common shares for issuance under the First Team Sports, Inc. 1987 Stock Option Plan (the 1987 Plan) and 975,000 common shares under the First Team Sports, Inc. 1994 Stock Option and Incentive Compensation Plan (the 1994 Plan). Both plans provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code and nonqualified options not meeting the requirements of Section 422. All key employees of the Company are eligible to receive incentive and nonqualified stock options pursuant to the 1987 and 1994 Plans. Directors of the Company who are not employees may be granted nonqualified options under the Plans. Options are granted at the discretion of the Stock Option Committee. Options are nontransferable and generally granted at a price equal to the quoted market price of the shares at the date of grant.

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

Transactions involving stock options during fiscal year 1998, 1997 and 1996 are summarized as follows:

                                       1998                      1997                       1996
                             ------------------------ ---------------------------- -------------------------
                                           Weighted                   Weighted                  Weighted
                                            Average                   Average                   Average
                                           Exercise                   Exercise                  Exercise
                               Options       Price        Options      Price        Options      Price
                             ------------------------ ---------------------------- -------------------------

   Outstanding at beginning
     of year                     926,020      $9.21       776,854       $  9.96      663,171     $  8.41
   Exercised                      (6,800)      5.33       (28,796)         5.30      (92,816)       5.56
   Canceled                      (36,517)      8.75       (51,596)        10.90         (473)       8.28
   Granted                       318,000       3.27       229,558          6.55      206,972       12.95
                             ------------------------- --------------------------- -------------------------
   Outstanding at end of       1,200,703      $2.89       926,020       $  9.21      776,854     $  9.96
     year
                             ========================= =========================== =========================

Weighted average fair value of options granted during 1998, 1997 and 1996 was $1.28, $6.55 and $12.95, respectively.

As of February 28, 1998, 1997 and February 29, 1996 options covering 755,697, 523,833 and 312,152 shares, respectively, were exercisable at a weighted average exercisable price of $2.97, $9.32 and $8.24 per share, respectively. In addition, the remaining stock options outstanding at February 28, 1998, become exercisable in the following fiscal years:

                                                                   Price Per
                                                      Shares         Share
                                                 -------------------------------
   Years ending February 28 or 29:
     1999                                            211,670        $2.75
     2000                                            149,504        $2.75
     2001                                             83,832        $2.75

The following table summarizes information about stock options outstanding at February 28, 1998:

                                                 Options Outstanding             Options Exercisable
                                            ------------------------------- -------------------------------
                                               Weighted
                                                Average
                                               Remaining      Weighted                        Weighted
          Range of              Number        Contractual      Average          Number         Average
       Exercise Prices        Outstanding    Life (Years)  Exercise Price     Exercisable  Exercise Price
   ------------------------ --------------- ------------------------------- -------------------------------

           $2.75                1,150,203          4.9          $2.75            705,197        $2.75
        $6.00 - $6.25              50,500          4.0           6.00             50,500         6.00
   ------------------------ --------------- ------------------------------- -------------------------------
        $2.75 - $6.25           1,200,703          4.8          $2.89            755,697        $2.97
   ======================== =============== =============================== ===============================

In January 1998, the Company's Board of Directors repriced options covering 956,703 shares, representing all of the qualified outstanding options with exercise prices ranging from $5.33 to $23.38, to an exercise price of $2.75 per share. The vesting terms of these options remained unchanged.

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

In May 1989, the Board of Directors adopted a resolution providing for accelerated vesting of outstanding options in the event of defined changes in control of the Company. The resolution provided that all outstanding incentive and nonqualified options granted under the Plans and all nonqualified stock options granted to consultants of the Company outside the Plans shall become fully exercisable upon the occurrence of such a change.

Pro Forma Information

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value of the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income
(loss) and the net income (loss) per share would have been reduced to the pro forma amounts reflected in the following table:

                                                            1998             1997              1996
                                                     ------------------------------------------------------

   Net income (loss) - as reported                        $(2,609,233)       $2,725,282       $7,811,857
   Net income (loss) - pro forma                           (3,238,483)        2,131,000        7,748,000
   Net income (loss) per share - as reported:
     Basic                                                 (.45)              .47              1.37
     Diluted                                               (.45)              .46              1.30
   Net income (loss) per share - pro forma:
     Basic                                                 (.56)              .37              1.36
     Diluted                                               (.56)              .36              1.29

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                            1998         1997          1996
                                         --------------------------------------

   Expected dividend yield                        -             -            -
   Expected stock price volatility          48.8%         54.9%        63.2%
   Risk-free interest rate                   6.4%          6.3%         5.1%
   Expected life of options (years)          3.0           3.0          3.0

Preferred Stock Purchase Rights

In February 1996, the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Company common stock, which rights expire on March 14, 2006. The rights are transferable with common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series A preferred stock at a price of $55, subject to adjustment. The rights are not exercisable until ten days after the public announcement that a person or group of persons has acquired a beneficial interest of at least 15 percent of the Company's outstanding common stock or the commencement or announcement of an intention by a person or group to make a tender or exchange offer whose consummation would result in the beneficial ownership of at least 15 percent of the Company's outstanding common stock. Each right would entitle the rightholder to receive shares of common stock of the acquiring company upon merger or other business combination having a market value of twice the exercise price of the right or, upon exercise, that number of shares of preferred stock having a market value of twice the exercise price of the right. Preferred stock purchasable upon exercise of the rights will be entitled to certain voting privileges, minimum preferential quarterly dividends, an aggregate dividend in relation to dividends declared on common stock, and minimum preferential liquidation payments. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time before they become exercisable.

9. License Agreements

The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements, among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabilities (obligations under license agreements), and royalty payments based on percentages of sales for certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $357,790, $681,394 and $1,583,268 during fiscal years 1998, 1997 and 1996, respectively. In March 1997, the main license agreement was extended through 2004. The extension of the agreement does not require any guaranteed payments in aggregate above those required under the original agreement.

10. Employee Benefit Plan

The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $174,000, $245,000 and $236,000 for fiscal years 1998, 1997 and 1996, respectively.

11. Land and Deferred Revenue

In order to induce the Company to relocate its operation facility, the city of Anoka, Minnesota, gave the Company land in an industrial park with an approximate fair market value of $600,000. The gift was conditional upon the Company staying in the new building through January 1, 2003. The land and corresponding amount of deferred revenue have been recorded at $600,000, the estimated fair market value of the land. When the Company has satisfied the condition, the $600,000 of deferred revenue will be recognized in other income in fiscal 2003.

12. Additional Cash Flow Information

                                                                                            Year ended
                                                           Year ended February 28          February 29,
                                                            1998             1997              1996
                                                     ------------------------------------------------------
   Supplemental disclosures of cash flow
     information:
       Cash payments for:
         Interest                                          $963,009         $1,284,091      $   971,111
         Income taxes                                       514,700          1,686,346        3,780,000
   Supplemental schedule of noncash
     investment and financing activities:
       Land and corresponding deferred revenue
         recorded                                                 -                  -          600,000
       Line of credit reclassified to long-term debt
                                                                  -                  -        4,875,000


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

Our audit of the consolidated financial statements of First Team Sports, Inc. and Subsidiary included Schedule II for the years ended February 28, 1997 and February 29, 1996. In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.

St. Paul, Minnesota                              /s/ MCGLADREY & PULLEN, LLP
April  9, 1997

                                                                    SCHEDULE II

FIRST TEAM SPORTS, INC.

RESERVE ACCOUNTS
Years Ended February 28, 1998 and 1997 and February 29, 1996

                                               Balance at       Additions
                                               Beginning        Charged to                         Balance at
                                               Of Period        Expenses          Deductions       End of Period
---------------------------------------------------------------------------------------------------------------------
1996 allowance for doubtful accounts      $    561,522      $      524,746   $       596,869   $     489,399
1997 allowance for doubtful accounts           489,399             724,068           648,296         565,171
1998 allowance for doubtful accounts           565,171           1,215,469         1,115,137         665,503

(1) Uncollectible accounts written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:                       Commission File No.:  000-16422
February 28, 1998
--------------------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
--------------------------------------------------------------------------------

Exhibit
Number    Description

3.1      Articles of  Incorporation,  as amended - incorporated  by reference to
         Exhibit 3.1 to the Company's Annual Report Form 10-K for the year ended February 28, 1997

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock-incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number             Description

10.1 The Company's 1987 Stock Option, as amended by resolutions dates May 25, 1989 -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997**

10.2 Amendment dated April 22, 1992 to the Company's 1987 Stock Option Plan -incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992**

10.3     Form of Incentive  Stock Option  Agreement under 1987 Stock Option Plan
         --   incorporated  by  reference  to  Exhibit  10.2  to  the  Company's
         Registration Statement on Form S-18, Reg. No. 33-16345C**

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

10.6 Amendment dated March 1, 1997 to License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated December 1, 1994 - incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997

10.7 License Agreement between the Company and Creative Sports Concepts, Inc. dated as of October 31, 1994 -- incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report Form 10-K for the year ended February 29, 1995

10.10 Company Bonus Plan for certain executive officers of the Company for fiscal 1998 -- incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 29, 1997**

10.11*   Company  Bonus Plan for  executive  officers  of the Company for fiscal
         1999**

10.12 The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number             Description

10.13 Agreement for consulting services dated August 19, 1992 between the Company and Joe Mendelsohn -- incorporated by reference to Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

10.16 Amendment to Agreement for consulting services April 7, 1997 between the Company and Joe Mendelsohn - incorporated by reference to Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997**

10.17 The Company's 1993 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

10.18 The Company's 1994 Stock Option and Incentive Compensation Plan -incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1994**

10.19 Employment Agreement dated January 23, 1996 between the Company and John J. Egart -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.20 Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.21 Employment Agreement dated January 23, 1996 between the Company and Robert L. Lenius-- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.22 Employment Agreement dated January 23, 1996 between the Company and Susan L. Niles (Joch) -- incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.23 Mortgage Note in the amount of $3,656,250 dated March 19, 1996 in favor of LaSalle National Bank -- incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number             Description

10.24 Mortgage Note in the amount of $1,218,750 dated March 19, 1996 in favor of Marquette Capital Bank -- incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

10.25 Mortgage dated March 19, 1996 between Company and LaSalle National Bank as agent for itself and Marquette Capital Bank -- incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

10.26 Restated Revolving Credit and Term Loan Agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank as agent for itself and LaSalle National Bank and Firstar Bank Milwaukee, N.A. incorporated by reference 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997

10.27 Restated Security Agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank, LaSalle National Bank and Firstar Bank Milwaukee, N.A. - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1997

10.28 1994 Stock Option and Incentive Compensation Plan, as amended through June 17, 1997 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1997**


10.29 Employment Agreement dated August 18, 1997 between the Company and Kent Brunner - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1997**

10.30* Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and John J. Egart**

10.31* Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist**

10.32* Restated Revolving Credit and Term Loan Agreement dated February 28, 1998 between the Company and Marquette Capital Bank as agent for itself and LaSalle National Bank and Firstar Bank Milwaukee, N.A.

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number             Description

21*      List of Subsidiaries

23.1*    Consent of Ernst & Young LLP

23.2*    Consent of McGladrey & Pullen, LLP

24* Power of Attorney of John J. Egart, David G. Soderquist, Joe Mendelsohn, Timothy G. Rath, Stanley E. Hubbard, William J. McMahon, Robert L. Lenius, Jr. and Kent A. Brunner included in signature page on this Form 10-K

27.1* Financial Data Schedule for the year ended February 28, 1998 (included in electronic version only)

27.2* Restated Financial Data Schedule for the quarter ended August 31, 1997 (included in electronic version only)

27.3* Restated Financial Data Schedule for the year ended February 28, 1997 (included in electronic version only)

27.4* Restated Financial Data Schedule for the quarter ended November 30, 1996 (included in electronic version only)

27.5* Restated Financial Data Schedule for the quarter ended August 31, 1996 (included in electronic version only)

27.6* Restated Financial Data Schedule for the quarter ended May 31, 1996 (included in electronic version only)

27.7* Restated Financial Data Schedule for the year ended February 29, 1996 (included in electronic version only)

------------------
*Filed herewith
**MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.