Form 10-Q
period 1998-05-31
FIRST TEAM SPORTS INC
filed 1998-07-14
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                         Commission File No.:
  May 31, 1998                                                    0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,792,253 shares of Common Stock, $.01 par value per share, outstanding as of July 10, 1998.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       May 31, 1998 and February 28, 1998


                                                            May 31,    February 28,
                    ASSETS                                   1998          1998
                                                         -----------   -----------
                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                              $ 2,934,471   $ 1,869,545
  Receivables:
    Trade, less allowance for
      doubtful accounts of $507,000 at
      May 31, 1998 and $666,000 at
      February 28, 1998                                   16,738,793    11,417,176
  Refundable income taxes                                  1,358,396     1,678,405
  Inventories                                             19,696,070    22,709,519
  Prepaid expenses                                           822,793       957,903
  Deferred income taxes                                      896,000       896,000
                                                         -----------   -----------

    Total current assets                                  42,446,523    39,528,548
                                                         -----------   -----------

PROPERTY AND EQUIPMENT,
  Land                                                       600,000       600,000
  Building                                                 4,988,680     4,988,680
  Production equipment                                     2,007,406     2,132,156
  Office furniture and equipment                           1,789,533     1,766,911
  Warehouse equipment                                        916,591       820,626
  Vehicles                                                   104,148       102,906
                                                         -----------   -----------
                                                          10,406,358    10,411,279
  Less accumulated depreciation                            2,297,674     1,993,004
                                                         -----------   -----------

                                                           8,108,684     8,418,275
                                                         -----------   -----------

OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,126,000 at May 31,
    1998 and $3,039,000 at February 28, 1998               1,942,014     1,766,584
  Goodwill, less accumulated amortization
    of $102,000 at May 31, 1998 and $64,000
    at February 28, 1998                                   1,391,403     1,462,291
  Other                                                      943,300       986,030
                                                         -----------   -----------

                                                           4,276,717     4,214,905
                                                         -----------   -----------

                                                         $54,831,924   $52,161,728
                                                         ===========   ===========




   See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       May 31, 1998 and February 28, 1998


                                                            May 31,      February 28,
            LIABILITIES AND SHAREHOLDERS' EQUITY             1998            1998
                                                         ------------    ------------
                                                          (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                  $ 12,060,000    $  8,685,000
  Current maturities of
    long-term debt                                          1,134,308         978,965
  Accounts payable, trade                                   1,783,417       2,697,675
  Accrued expenses                                          1,944,282       2,115,728
                                                         ------------    ------------

    Total current liabilities                              16,922,007      14,477,368
                                                         ------------    ------------




LONG-TERM DEBT,
    less current maturities                                 6,526,134       6,774,496
                                                         ------------    ------------


DEFERRED INCOME TAXES                                          69,000          69,000
                                                         ------------    ------------


DEFERRED REVENUE                                              600,000         600,000
                                                         ------------    ------------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,792,240 shares at May 31, 1998
    and February 28, 1998                                      57,923          57,923
  Additional paid-in capital                                9,806,341       9,806,341
  Retained earnings                                        21,056,860      20,492,860
  Accumulated other comprehensive income (loss)              (206,341)       (116,260)
                                                         ------------    ------------

                                                           30,714,783      30,240,864
                                                         ------------    ------------

                                                         $ 54,831,924    $ 52,161,728
                                                         ============    ============




   See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three months ended
                                                                     May 31,
                                                               1998            1997
                                                          ------------    ------------


        Net sales                                         $ 15,138,589    $ 26,007,262

        Cost of goods sold                                  10,782,924      19,050,049
                                                          ------------    ------------

            Gross profit                                     4,355,665       6,957,213
                                                          ------------    ------------

        Operating expenses:
          Selling                                            1,400,361       2,041,830
          General and
            administrative                                   1,749,570       1,807,155
                                                          ------------    ------------

                                                             3,149,931       3,848,985
                                                          ------------    ------------

            Operating income                                 1,205,734       3,108,228

          Interest expense                                    (359,181)       (250,542)
                                                          ------------    ------------

            Income before income
              tax expense                                      846,553       2,857,686

        Income tax expense                                    (282,553)       (996,000)
                                                          ------------    ------------

            Net income for the
              period                                      $    564,000    $  1,861,686
                                                          ============    ============


        Net income per share:
          Basic                                           $       0.10    $       0.32
          Diluted                                         $       0.10    $       0.32

        Shares used in computation of
          net income per share:
             Basic                                           5,792,253       5,751,319
             Diluted                                         5,885,956       5,787,328



        See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Three Months Ended May 31, 1998 and 1997
                                   (Unaudited)


                                                                   May 31,        May 31,
                                                                    1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                   $   564,000    $ 1,861,686
   Adjustments required to reconcile net
     income to net cash used in
     operating activities:
      Depreciation                                                  311,205        448,950
      Amortization                                                  164,727         87,300
     Change in operating assets and liabilities:
       Receivables                                               (5,389,085)    (7,600,310)
       Inventories                                                2,983,737      1,336,169
       Prepaid expenses                                             134,798        (46,450)
       Accounts payable                                            (899,783)     1,018,405
       Accrued expenses                                            (168,259)      (119,593)
       Income taxes                                                 312,597        760,902
                                                                -----------    -----------

       Net cash used in operating activities                     (1,986,063)    (2,252,941)
                                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  --         (414,114)
   Other                                                           (261,774)        (8,766)
                                                                -----------    -----------

       Net cash used in investing activities                       (261,774)      (422,880)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on short-term borrowings                          3,375,000      1,840,000
   Proceeds from long-term borrowings                               262,760      1,000,000
   Principal payments on long-term
     borrowings                                                    (356,158)      (205,749)
   Net proceeds from exercise of stock options                         --           56,683
                                                                -----------    -----------

       Net cash provided by financing activities                  3,281,602      2,690,934
                                                                -----------    -----------

       Increase in cash and
         cash equvalents                                          1,033,765         15,113

       Effect of foreign currency translation                        31,161           --

Cash and cash equivalents:
   Beginning                                                      1,869,545        381,427
                                                                -----------    -----------

   Ending                                                       $ 2,934,471    $   396,540
                                                                ===========    ===========

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

          The consolidated condensed balance sheet as of May 31, 1998, and the consolidated statements of operations for the three-month periods ended May 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1998 and 1997 and for all periods presented have been made. The operating results for the period ended May 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

          Certain  information  and footnote  disclosures  normally  included in
consolidated   financial   statements  in  accordance  with  generally  accepted
accounting principles have been condensed or omitted.

REPORT COMPREHENSIVE INCOME

         As of March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (Statement 130), Report Comprehensive Income Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the quarters ended May 31, 1998 and 1997, total comprehensive income amounted to $357,659 and $1,861,686, respectively.

EARNINGS PER SHARE

                                         Basic EPS        Diluted EPS

                                       1998     1997     1998     1997
                                      ------   ------   ------   ------
                                     (in thousands, except per share data)

Net Income                            $  564   $1,862   $  564    $1862
                                      ======   ======   ======   ======

Weighted average common
     shares outstanding               $5,792   $5,751   $5,792   $5,751

Stock Options                           --       --         94       36
                                      ------   ------   ------   ------

Total common equivalent
     shares outstanding               $5,792   $5,751   $5,886   $5,787
                                      ======   ======   ======   ======

Net Income per share                  $  .10   $  .32   $  .10   $  .32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $ 15.1 million in the first quarter of fiscal 1999, a decrease of 42% over sales of $26.0 million in the comparable quarter of fiscal 1998. In-line skate sales volume decreases, combined with a decrease in the average selling price of both the Company's Skate Attack and Ultra Wheels lines, were the principal factors in the Company's net sales decline in the first quarter of fiscal 1999. The total number of in-line skate units sold in the first quarter of fiscal 1999 decreased approximately 42% and the average selling price in the first quarter of fiscal 1999 decreased approximately 15% compared to the first quarter of fiscal 1998. These decreases were the result of the Company experiencing continued pricing pressures from all areas of the market place due primarily to excess inventory levels and competitive price cutting in the in-line skate industry.

         The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), roller hockey products, ice hockey sticks, and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels, Skate Attack, Heavy and Third World in-line product lines and a Hespeler ice hockey line. The Ultra Wheels, Heavy and Third World lines consist of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler line consists of high quality products that are targeted primarily at the specialty and sporting goods chain stores.

         In-line skate and in-line accessory and part sales decreased 46% and 47% respectively, from the first quarter of fiscal 1998 to fiscal 1999. Sales of in-line skates accounted for approximately 81% of total sales in the first quarter of fiscal 1999 compared to 87% in the first quarter of fiscal 1998. Sales of in-line accessories and parts accounted for approximately 12% of total sales in the first quarter of fiscal 1999 compared to 13% in fiscal 1998. Sales of ice hockey sticks and ice hockey protective wear and accessories accounted for approximately 4% and 3%, respectively, of total sales in the first quarter of fiscal 1999. The Company purchased Hespeler Hockey Company in September 1997, therefore there were no ice hockey product sales during the first quarter of fiscal 1998.

         The Company currently distributes products to numerous countries worldwide. Domestic sales were $8.8 million or 59% of total sales in the first quarter of fiscal 1999 compared to $16.9 million or 65% in the first quarter of fiscal 1998. Sales in Canada were $4.2 million or 27% of total sales in the first quarter of fiscal 1999 compared to $4.3 million or 17% in the first quarter of fiscal 1998. Sales in Europe were $2.1 million or 14% of total sales in the first quarter of fiscal 1999 compared to $4.2 million or 16% in the first quarter of fiscal 1998. Other International sales were insignificant in the first quarter of fiscal 1999 compared to $0.6 million in the first quarter of fiscal 1998.

         Several factors contributed to the company's sales performance in the first quarter of fiscal 1999. The decrease in domestic sales was a result of continued excess inventory levels in the market place and competitive price cutting which has continued to plague the in-line skate industry. The decrease in domestic in-line sales were also due to certain customers, primarily large mass merchant retailers purchasing in-line skate products directly from Pacific Rim manufacturers. The consistent sales results in Canada were primarily the result of continued strong acceptance of the Company's USA made products and the Company's strong sales force in Canada. The decrease in European sales was primarily the result of excess inventory levels in the European market and an increase in the number of customers buying direct from Pacific Rim manufacturers. The decrease in other international sales was primarily the result of the continued excess inventory levels in both the Pacific Rim and South American marketplaces.

         While the Company believes there are some positive signs that the market conditions in the in-line industry are improving, the national and international markets continue to be plagued by excess inventories and extreme price competition, with no clear signs of when these market conditions will abate. Furthermore, the increased purchases of product direct from the manufacturers by large mass merchants will continue to affect the Company's domestic sales to these customers.

         Gross Margin. As a percentage of net sales, the Company's gross margin was 28.8% in the first quarter of fiscal 1999 compared to 26.8% in the first quarter of fiscal 1998. The increase in the gross margin in fiscal 1999 was primarily due to a reduction in product warranty/return claims, Hespeler Hockey product sales which carry a higher margin, and a reduction in freight costs. In the first quarter of fiscal 1998 the Company had to airfreight certain products to meet customer ship dates.

         The Company's UltraWheels brand of in-line skates accounted for 65% of total in-line skate sales in the first quarter of fiscal 1999 compared to 66% in the first quarter of fiscal 1998, while the Company's Skate Attack brand accounted for 35% of total in-line skate sales in the first quarter of fiscal 1999 compared to 34% in the first quarter of fiscal 1998.

         Operating Expenses. Selling expenses were $1.4 million or 9.3% of total net sales in the first quarter of fiscal 1999 compared to $2.0 million or 7.9% in the first quarter of fiscal 1998. The decrease in the absolute dollar amount of selling expenses in 1999 was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures. The increase in selling expenses as a percentage of net sales in 1999 was due to continued efforts to advertise and market the Company's two new subsidiaries Hespeler and Mothership and the Company's new products.

         General and administrative expenses were $1.7 million or 11.6% of total net sales in the first quarter of fiscal 1999 compared to $1.8 million or 6.9% in the first quarter of fiscal 1998. The decrease in the absolute dollar amount of general and administrative expenses in 1999 was primarily the result of a reduction in insurance costs associated with the decreased sales volume and reduced operating expenditures resulting from management's continued efforts to closely monitor and control operating costs. The increase in general and administrative expenses as a percentage of net sales in 1999 was primarily due to the effect of fixed costs as related to the reduced sales volume and the administrative costs associated with the Company's new offices for Hespeler and Mothership.

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

         Other Income and Expense. Interest expense was $359,000 in the first quarter of fiscal 1999 compared to $251,000 in the first quarter of fiscal 1998. The increase in interest expense for 1999 is primarily due to increased borrowings under the Company's line of credit facility needed for the operation of the Company's new subsidiaries, which were not in existence in the first quarter of fiscal 1998.

         Provision for Income Taxes. The Company's effective tax rate was 33.4% in the first quarter of fiscal 1999 compared to 34.9% in the first quarter of fiscal 1998. The decrease in 1999 was primarily due to the effect of state and foreign tax rates and the percentage of state and foreign revenues.


         Net Income. The Company had net income of $564,000 or $.10 per share in the first quarter of fiscal 1999 compared to $1.9 million or $.32 per share in the first quarter of fiscal 1998. This decrease can be primarily attributed to the decrease in the sales volume and other issues as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of fiscal 1999 the Company's operations used $2.0 million of cash compared to $2.3 million in the first quarter of fiscal 1998. The decrease in the net cash used in operations is primarily the result of the Company reducing its inventory balances. While the Company's inventories have been reduced by approximately 13% since February 1998, management believes that its inventories need to be reduced even further, and is currently in the process of developing and implementing aggressive and competitive programs for effectively reducing unneeded inventory.

Net cash used in investing activities was $262,000 in the first quarter of fiscal 1999 compared to $423,000 in the first quarter of fiscal 1998. The use of cash for this activity was primarily attributable to expenditures relating to new licensing arrangements in 1999.

         Net cash provided by financing activities was $3.3 million in the first quarter of fiscal 1999 compared to $2.7 million in the first quarter of fiscal 1998. The cash provided in 1999 was primarily due to proceeds from the Company's line of credit facility. The proceeds on the line of credit facility were used primarily for the operations of the Company.

         The Company's debt to worth ratio was .8 to 1 as of May 31, 1998 compared to .7 to 1 as of February 28, 1998 and May 31, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6.5 million as of May 31, 1998 (see Note 6 in Notes to Financial Statements). The Company has a revolving line of credit with a bank that provides for borrowings of up to $15 million of which $12.1 million was outstanding at May 31, 1998 and $8.4 million at July 10, 1998. In addition, the Company had a line of credit established with the bank providing for borrowings of up to $1 million for the purchase of equipment and facility improvements. As of May 31, 1998 there was a $667,000 balance outstanding on this credit facility.

         In connection with these credit facilities, the Company agreed, among other things, to maintain certain minimum financial ratio and income levels. The Company's ability to comply with the credit facility covenants may, among other things, depend on the success of the Company's inventory reduction programs.

         Subject to the foregoing the Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 1999.

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information

         Shareholder Proposals at 1999 Annual Shareholders' Meeting. Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934 (17 CFR ss.240.14a), the Company's shareholders are notified that the deadline for giving the Company timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders is April 20, 1999.


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




Dated:   July 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
May 31, 1998
      -------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
      -------------------------------------------------------------------

Exhibit
Number         Description

3.1 Restated Articles of Incorporation -- incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended February 28, 1998

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