Form 10-Q
period 1998-08-31
FIRST TEAM SPORTS INC
filed 1998-10-14
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                        Commission File No.:
  August 31, 1998                                                  0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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

                           ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,792,240 shares of Common Stock, $.01 par value per share, outstanding as of October 12, 1998.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      August 31, 1998 and February 28, 1998

                                                            August 31,              February 28,
                    ASSETS                                     1998                     1998
                                                        --------------------    ---------------------
                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $2,076,327               $1,869,545
  Receivables:
    Trade, less allowance for
      doubtful accounts of $688,000 at
      August 31, 1998 and $565,000 at
      February 28, 1998                                          11,452,340               11,417,176
  Refundable income taxes                                         3,823,067                1,678,405
  Inventories                                                    10,735,484               22,709,519
  Prepaid expenses                                                  827,253                  957,903
  Deferred income taxes                                             896,000                  896,000
                                                        --------------------    ---------------------

    Total current assets                                         29,810,471               39,528,548
                                                        --------------------    ---------------------

PROPERTY AND EQUIPMENT,
  Land                                                              600,000                  600,000
  Building                                                        4,988,680                4,988,680
  Production equipment                                            2,106,376                2,132,156
  Office furniture and equipment                                  1,813,460                1,766,911
  Warehouse equipment                                               939,277                  820,626
  Vehicles                                                          104,614                  102,906
                                                        --------------------    ---------------------
                                                                 10,552,407               10,411,279
  Less accumulated depreciation                                   2,619,474                1,993,004
                                                        --------------------    ---------------------

                                                                  7,932,933                8,418,275
                                                        --------------------    ---------------------

OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,213,000 at August
    31, 1998 and $3,039,000 at February
    28, 1998                                                      1,854,684                1,766,584
  Goodwill, less accummulated amortization
    of $254,000 at August 31, 1998 and
    $64,000 at February 28, 1998.                                 1,139,299                1,462,291
  Other                                                             768,611                  986,030
                                                        --------------------    ---------------------

                                                                  3,762,594                4,214,905
                                                        --------------------    ---------------------

                                                                $41,505,998              $52,161,728
                                                        ====================    =====================

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      August 31, 1998 and February 28, 1998

                                                         August 31,              February 28,
            LIABILITIES AND SHAREHOLDERS' EQUITY            1998                     1998
                                                     --------------------    ---------------------
                                                         (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                       $5,055,000               $8,685,000
  Current maturities of
    long-term debt                                             1,134,308                  978,965
  Accounts payable, trade                                      1,868,542                2,697,675
  Accrued expenses                                             1,983,292                2,115,728
                                                     --------------------    ---------------------

    Total current liabilities                                 10,041,142               14,477,368
                                                     --------------------    ---------------------




LONG-TERM DEBT,
    less current maturities                                    6,342,177                6,774,496
                                                     --------------------    ---------------------


DEFERRED INCOME TAXES                                             69,000                   69,000
                                                     --------------------    ---------------------


DEFERRED REVENUE                                                 600,000                  600,000
                                                     --------------------    ---------------------


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,792,240 shares at August 31, 1998,
    and February 28, 1998                                         57,923                   57,923
  Additional paid-in capital                                   9,806,341                9,806,341
  Retained earnings                                           15,190,665               20,492,860
  Accumulated other comprehensive income (loss)                 (601,250)                (116,260)
                                                     --------------------    ---------------------

                                                              24,453,679               30,240,864
                                                     --------------------    ---------------------

                                                             $41,505,998              $52,161,728
                                                     ====================    =====================


See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended             Six months ended
                                               August  31,                    August  31,
                                          1998            1997            1998            1997
                                      ----------------------------    ----------------------------


    Net sales                         $  9,239,152    $ 10,101,611    $ 24,354,248    $ 36,108,873

    Cost of goods sold                  14,126,388       7,944,438      24,906,990      26,994,488
                                      ------------    ------------    ------------    ------------

        Gross profit                    (4,887,236)      2,157,173        (552,742)      9,114,385
                                      ------------    ------------    ------------    ------------

    Operating expenses:
      Selling                            1,379,795       1,214,086       2,780,156       3,255,917
      General and
        administrative                   2,223,080       1,954,404       3,972,650       3,761,558
                                      ------------    ------------    ------------    ------------

                                         3,602,875       3,168,490       6,752,806       7,017,475
                                      ------------    ------------    ------------    ------------

        Operating income/(loss)         (8,490,111)     (1,011,317)     (7,305,548)      2,096,910

      Interest expense                    (321,769)       (272,748)       (680,950)       (523,290)
                                      ------------    ------------    ------------    ------------

        Income/(loss) before
          income taxes                  (8,811,880)     (1,284,065)     (7,986,498)      1,573,620

    Income tax
         benefit/(expense)               2,966,856         450,000       2,684,303        (546,000)
                                      ------------    ------------    ------------    ------------

        Net income/(loss) for
          the period                  ($ 5,845,024)   ($   834,065)   ($ 5,302,195)   $  1,027,620
                                      ============    ============    ============    ============



    Net income/(loss) per share:
       Basic                          ($      1.01)   ($      0.14)   ($      0.92)   $       0.18
       Diluted                        ($      1.01)   ($      0.14)   ($      0.92)   $       0.18

    Shares used in computation of
       net income/(loss) per share:
       Basic                             5,792,240       5,760,008       5,792,240       5,755,664
       Diluted                           5,792,240       5,760,008       5,792,240       5,819,933


    See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended August 31, 1998 and 1997
                                   (Unaudited)


                                                             August 31,             August 31,
                                                                1998                   1997
                                                         -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income/(Loss)                                            ($5,302,195)             $1,027,620
   Adjustments required to reconcile net
     income/(loss) to net cash provided by
     operating activities:
      Depreciation                                                  627,722                 897,900
      Amortization                                                  580,844                 181,269
      Inventory writedown                                         6,000,000                   -
     Change in assets and liabilities:
       Receivables                                                 (304,290)              2,706,234
       Inventories                                                5,839,980                (375,704)
       Prepaid expenses                                             128,997                  24,137
       Accounts payable                                            (774,523)             (3,068,795)
       Accrued expenses                                            (118,734)                (97,454)
       Income taxes                                              (2,152,891)                144,817
                                                         -------------------    --------------------

       Net cash provided by
         operating activities                                     4,524,910               1,440,024
                                                         -------------------    --------------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (141,739)               (712,487)
   Other                                                           (261,673)                (16,080)
                                                         -------------------    --------------------

       Net cash used in investing activities                       (403,412)               (728,567)
                                                         -------------------    --------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
   Net payments on short-term borrowings                         (3,630,000)             (1,025,000)
   Proceeds on long-term borrowings                                 262,760               1,000,000
   Principal payments on long-term
     borrowings                                                    (540,276)               (438,469)
   Net proceeds from exercise of stock options                        -                      56,683
                                                         -------------------    --------------------

       Net cash used in financing activities                     (3,907,516)               (406,786)
                                                         -------------------    --------------------

       Increase in cash and
         cash equvalents                                            213,982                 304,671

       Effect of foreign currency translation                        (7,200)                  -

Cash and cash equivalents:
   Beginning                                                      1,869,545                 381,427
                                                         -------------------    --------------------

   Ending                                                        $2,076,327                $686,098
                                                         ===================    ====================


See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

          The consolidated condensed balance sheet as of August 31, 1998, and the consolidated statements of operations for the three-month and six-month periods ended August 31, 1998 and August 31, 1997 and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at August 31, 1998 and August 31, 1997 and for all periods presented have been made. The operating results for the period ended August 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

          Certain information and footnote disclosures normally included in consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.

         As of March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 Report Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to comform to the requirements of Statement 130.

         During the quarters ended August 31, 1998 and 1997, total comprehensive income/(loss) amounted to ($6,239,933) and ($834,065), respectively. During the six-month period ended August 31, 1998 and 1997, total comprehensive income/(loss) amounted to (($5,903,447) and $1,027,620, respectively.

NOTE 3.


                                        Basic EPS          Diluted EPS
                                  ------------------    ------------------
                                    1998       1997      1998       1997
                                  -------    -------    -------    -------
                                     (in thousands, except per share data)

THREE MONTHS ENDED AUGUST 31

Net Income/(Loss)                 ($5,845)   ($  834)   ($5,845)   ($  834)
                                  =======    =======    =======    =======

Weighted average common
     shares outstanding             5,792      5,760      5,792      5,760

Stock Options                        --         --         --         --
                                  -------    -------    -------    -------

Total common equivalent
     shares outstanding             5,792      5,760      5,792      5,760
                                  =======    =======    =======    =======

Net Income/(Loss) per share       ($ 1.01)   ($  .14)   ($ 1.01)   ($  .14)




SIX MONTHS ENDED AUGUST 31

Net Income/(Loss)                ($5,302)   $ 1,028    ($5,302)   $ 1,028
                                  =======    =======    =======    =======

Weighted average common
     shares outstanding             5,792      5,756      5,792      5,756

Stock Options                        --         --         --           64
                                  -------    -------    -------    -------

Total common equivalent
     shares outstanding             5,792      5,756      5,792      5,820
                                  =======    =======    =======    =======

Net Income/(Loss) per share       ($  .92)   $   .18    ($  .92)   $   .18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), roller hockey products, ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains UltraWheels, Skate Attack, Heavy and Third World in-line product lines and a Hespeler ice hockey line. The UltraWheels, Heavy and Third World lines consist of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily at the specialty and sporting goods chain stores.

         Net Sales. Net sales were $9.2 million in the second quarter of fiscal 1999, a decrease of 9% over the comparable quarter of fiscal 1998 when sales were $10.1 million. Net sales for the first six months of fiscal 1999 were $24.4 million, compared to $36.1 million for the first six months of fiscal 1998, a decrease of 32%. In-line skate sales volume decreases, combined with a decrease in the average selling price of both the Company's Skate Attack and UltraWheels lines, were the principal factors in the Company's net sales decline in the second quarter and six-month period of fiscal 1999. The Company experienced continued pricing pressures from all areas of the market place due primarily to excess inventory levels and competitive price cutting in the in-line skate industry.

         In-line skate and in-line accessory and part sales decreased 31% and 25%, respectively, from the second quarter of fiscal 1998 to fiscal 1999, and have decreased 42% and 39%, respectively from the six-month period of fiscal 1998 to fiscal 1999. Sales of in-line skates accounted for approximately 64% and 74%, respectively, of total sales in the second quarter and for the six-month period of fiscal 1999, compared to 82% and 85%, respectively, in the second quarter and for the six-month period of fiscal 1998. Sales of in-line accessories and parts accounted for approximately 15% and 13%, respectively, of total sales in the second quarter and for the six-month period of fiscal 1999, compared to 18% and 15%, respectively, in the second quarter and for the six-month period of fiscal 1998. Sales of ice hockey sticks and ice hockey protective wear and accessories accounted for approximately 8% and 13%, respectively, of total sales in the second quarter and 6% and 7%, respectively, for the six-month period of fiscal 1999. The Company purchased Hespeler Hockey Company in September 1997, therefore there were no ice hockey product sales during the first six months of fiscal 1998.

         The Company currently distributes products to numerous countries worldwide. Domestic sales were $5.0 million, or 55% of total sales, in the second quarter and $13.8 million, or 58% of total sales, for the first six months of fiscal 1999, compared to $7.0 million or 69% in the second quarter and $23.9 million or 67% for the six-month period of fiscal 1998. Sales in Canada were $3.2 million or 35%, and $7.4 million or 30%, of total sales in the second quarter and for the six-month period of fiscal 1999, respectively, compared to $1.2 million or 12%, and $5.5 million or 15%, respectively in fiscal 1998. Sales in Europe were $500,000 or 5%, and $2.6 million or 11%, respectively, of total sales in the second quarter and for the six-month period of fiscal 1999 compared to $1.0 million or 10%, and $5.2 million or 14%, respectively, in fiscal 1998. Other international sales were $500,000 or 5%, and $500,000 or 1%, respectively, of total sales in the second quarter and for the six-month period of fiscal 1999 compared to $900,000 or 9% and $1.5 million or 4%, respectively, in fiscal 1998.

         Several factors contributed to the Company's reduced sales in the second quarter and the six-month period of fiscal 1999. The decrease in domestic sales is the result of continued excess inventory levels in the market place and competitive price cutting which has continued to plague the in-line skate industry, as well as certain large mass merchant customers buying in-line products direct from Pacific Rim manufacturers. The increased sales in Canada were primarily the result of Hespeler ice hockey product sales and the continued strong acceptance of the Company's in-line products in Canada. The decrease in European sales is primarily the result of excess inventory levels in the European market and an increase in the number of customers buying direct from Pacific Rim manufacturers. The decrease in other international sales is primarily the result of continued excess inventory levels in both the Pacific Rim and South American marketplaces.

         Gross Margin As a percentage of net sales, the gross margin was (53%) in the second quarter of fiscal 1999 compared to 21% in the second quarter of fiscal 1998. The gross margin as a percentage of net sales for the six-month period of fiscal 1999 was (2%), compared to 25 % for fiscal 1998.

         The negative gross margin in the second quarter and for the six-month period is primarily due to the Company's decision to write-down questionable inventory as part of a change in the Company's production philosophy for the future. In an effort to reduce future product costs, the Company expects to shift the majority of its in-line skate production to offshore sources. This decision rendered certain inventory, predominately unfinished goods and component parts inventories located in the United States, of questionable value. The total amount of the inventory write-down was approximately $6 million, which was recorded in cost of goods sold in the second quarter Statement of Operations.

         The Company's UltraWheels brand of in-line skates accounted for approximately 57% and 62%, respectively, of total in-line skate sales in the second quarter and for the six-month period of fiscal 1999, compared to 39% and 59% ,respectively in fiscal 1998, while the Company's Skate Attack brand accounted for 43% and 38%, respectively, of total in-line skate sales in the second quarter and for the six-month period of fiscal 1999 compared to 61% and 41%, respectively in fiscal 1998.

         Operating Expenses. Selling expenses were $1.4 million or 14.9% of total net sales in the second quarter and $2.8 million or 11.4% of total net sales for the six-month period of fiscal 1999, compared to $1.2 million or 12.0% in the second quarter and $3.3 million or 9.0% for the six-month period of fiscal 1998. The increase in selling expenses for the second quarter and the increase in the selling expenses as a percentage of net sales in both the second quarter and six-month period was primarily due to the Company's continued efforts to advertise and market the Company's two new subsidiaries Hespeler Hockey and Mothership Distribution and the Company's new products. The decrease in the absolute dollar amount of selling expenses for the six-month period in fiscal 1999 is primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

         General and administrative expenses were $2.2 million or 24.1% of total net sales in the second quarter and $4.0 million or 16.3% of total net sales for the six-month period of fiscal 1999 compared to $2.0 million or 19.3 % in the second quarter and $3.8 million or 10.4% for the six-month period of fiscal 1998. The increase in general and administrative expenses in the second quarter and in the six-month period of fiscal 1999 was primarily due to the administrative costs associated with the Company's new offices for its subsidiaries Hespeler and Mothership, which were purchased in September 1997 and the administrative costs associated with the Company's European subsidiary which was opened in August 1997.

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

         Other Income and Expense. Interest expense was $322,000 in the second quarter and $681,000 for the six-month period of fiscal 1999 compared to $273,000 in the second quarter and $523,000 for the six-month period of fiscal 1998. The increase in interest expense for the both the second quarter and the six-month period is primarily due to an increase in the interest expense related to the Company's line of credit facility. This interest expense increase is the result of additional cash required to manage and operate the day to day activities of the Company's subsidiaries, which has resulted in an increase in the average outstanding balance on the Company's line of credit facility during the second quarter and for the six-month period of fiscal 1999 as compared to the same periods of fiscal 1998.

         Provision for Income Taxes. The Company's effective tax rate was 33.7% and 33.6%, respectively, in the second quarter and the six-month period of fiscal 1999 compared 35% and 34.7%, respectively, in the second quarter and six-month period of fiscal 1998. The slight decrease in 1999 is primarily due to the lower effective state and foreign tax rates and the related percentage of state and foreign revenues.

         Net Income/(Loss). The Company had a net loss of ($5.8) million or ($1.01) per share in the second quarter of fiscal 1999 compared to a net loss of ($834,000) or ($.14) per share in fiscal 1998. The Company had a net loss of ($5.3) million or ($.92) per share for the six-month period of fiscal 1999 compared to net income of $1 million or $.18 per share in fiscal 1998. The increase in losses for the both the second quarter and the six-month period can be attributed to the significant decrease in both the sales volume and the gross margins, the large write down of inventory, along with the increase in operating expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         In the six-month period of fiscal 1999, the Company's operations provided $4.5 million of cash compared to $1.4 million in the six-month period of fiscal 1998. The increase in the net cash provided by operations is primarily the result of the Company reducing its inventory balances. While the Company's inventories have been reduced by approximately 52% since February 1998, management believes that its inventories need to be controlled and is continuing its efforts for effectively reducing unneeded inventory.

         Net cash used in investing activities was $403,000 in the six-month period of fiscal 1999 compared to $729,000 in the six-month period of fiscal 1998. The use of cash for this activity was primarily attributable to expenditures relating to new licensing arrangements and new production tools in 1999.

         Net cash used in financing activities was $3.9 million in the six-month period of fiscal 1999 compared to $407,000 in the six-month period of fiscal 1998. The use of cash for this activity was primarily for paying down the Company's line of credit facility and long term debt obligations.

         The Company's debt to worth ratio was .7 to 1 as of August 31, 1998, compared to .7 to 1 as of February 28, 1998 and .5 to 1 as of August 31, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6.3 million as of August 31, 1998. The Company has a revolving line of credit with a bank that provides for borrowings of up to $15 million, of which $5.1 million was outstanding at August 31, 1998 and $4.5 million at October 6, 1998. In addition, the Company has a line of credit established with the bank providing for borrowings of up to $1 million for the purchase of equipment and improvements. As of August 31, 1998 there was a $583,000 balance outstanding on this credit facility.

         In connection with these credit facilities, the Company agreed, among other things, to maintain certain minimum financial ratios and income levels. Due primarily to the Company's writedown of inventory, the Company is not in compliance with certain of these credit facility covenants. The Company is currently negotiating an amendment to its current credit facility.

         The Company believes its current cash position, funds available under existing and amended bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 1999.

                                     PART II
                                OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)      The Company held its Annual Meeting on July 8, 1998.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at six (6) by a vote of 4,949,515 shares in favor, 126,223 shares against and 29,043 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                            Number of           Number of
                  Nominee                   Votes For        Votes Withheld
                  -------                   ---------        --------------
                  John J. Egart             4,945,285           130,453
                  David G. Soderquist       4,944,465           131,273
                  Joe Mendelsohn            4,945,215           130,523
                  Timothy G. Rath           4,943,335           132,403
                  Stanley E. Hubbard        4,926,935           148,803
                  William J. McMahon        4,936,215           139,523

                  The shareholders approved an increase in the number of shares reserved under the Company's 1994 stock option and incentive compensation from 925,000 to 1,325,000 by a vote of 1,751,171 shares in favor, 552,457 shares against and 34,916 shares abstaining, which votes excluded 2,766,237 shares ("broker non-votes").


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



                                            FIRST TEAM SPORTS, INC.


                                            By: /s/ John J. Egart
                                            John J. Egart
                                            President and CEO



                                        and By: /s/ Kent A. Brunner
                                            Kent A. Brunner
                                            Vice President and CFO




Dated:   October 12, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
August 31, 1998
       -------------------------------------------------------------------

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock-incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

10.1* 1994 Stock Option and Incentive Compensation Plan, as amended through May 27, 1998**

27*      Financial Data Schedule (included in electronic version only)


-----------------
*Filed herewith
** Management contract or compensatory plan or arrangement