Form 10-Q
period 1998-11-30
FIRST TEAM SPORTS INC
filed 1999-01-12
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                          Commission File No.:
  November 30, 1998                                                0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,803,861 shares of Common Stock, $.01 par value per share, outstanding as of January 11, 1999.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1998 and February 28, 1998

                                                  November 30,  February 28,
                    ASSETS                           1998          1998
                                                  -----------   -----------
                                                  (Unaudited)      (Note)
CURRENT ASSETS
  Cash and cash equivalents                       $ 1,509,643   $ 1,869,545
  Receivables:
    Trade, less allowance for
      doubtful accounts of $743,000 at
      November 30, 1998 and $666,000
      at February 28, 1998                          9,481,650    11,417,176
  Refundable income taxes                           4,042,503     1,678,405
  Inventories                                       9,766,198    22,709,519
  Prepaid expenses                                    781,160       957,903
  Deferred income taxes                               885,000       896,000
                                                  -----------   -----------

    Total current assets                           26,466,154    39,528,548

PROPERTY AND EQUIPMENT, at cost
  Land                                                600,000       600,000
  Building                                          4,988,680     4,988,680
  Production equipment                              2,278,885     2,132,156
  Office furniture and equipment                    1,809,154     1,766,911
  Warehouse equipment                                 937,677       820,626
  Vehicles                                            107,332       102,906
                                                  -----------   -----------
                                                   10,721,728    10,411,279
  Less accumulated depreciation                     2,940,636     1,993,004
                                                  -----------   -----------

                                                    7,781,092     8,418,275

OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,600,000 at November
    30, 1998 and $3,338,000 at February
    28, 1998                                        1,767,354     1,766,584
Goodwill, less accumulated amortization
    of $297,000 at November 30, 1998 and
    $64,000 at February 28, 1998                    1,134,308     1,462,291
  Other                                               746,495       986,030
                                                  -----------   -----------

                                                    3,648,157     4,214,905
                                                  -----------   -----------

                                                  $37,895,403   $52,161,728
                                                  ===========   ===========

Note: The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 1998 and February 28, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  November 30,    February 28,
                                                      1998            1998
                                                  ------------    ------------
                                                  (Unaudited)        (Note)

CURRENT LIABILITIES
  Notes payable to bank                           $  2,155,000    $  8,685,000
  Current maturities of
    long-term debt                                   1,191,286         978,965
  Accounts payable, trade                            1,713,283       2,697,675
  Accrued expenses                                   2,119,323       2,115,728
                                                  ------------    ------------

    Total current liabilities                        7,178,892      14,477,368




LONG-TERM DEBT,
    less current maturities                          5,999,262       6,774,496


DEFERRED INCOME TAXES                                   58,000          69,000


DEFERRED REVENUE                                       600,000         600,000


SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,797,429 shares at November 30, 1998,
    5,792,240 shares at February 28, 1998               57,975          57,923
  Additional paid-in capital                         9,817,601       9,806,341
Retained earnings                                   14,613,847      20,492,860
  Currency translation                                (430,174)       (116,260)
                                                  ------------    ------------

                                                    24,059,249      30,240,864
                                                  ------------    ------------

                                                  $ 37,895,403    $ 52,161,728
                                                  ============    ============


Note: The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended            Nine months ended
                                          November 30,                 November 30,
                                     1998          1997             1998            1997
                                ------------    ------------    ------------    ------------

Net sales                       $  7,566,638    $ 10,350,148    $ 31,920,886    $ 46,459,022

Cost of goods sold                 5,566,265       8,326,845      30,473,059      35,321,334
                                ------------    ------------    ------------    ------------

    Gross profit                   2,000,373       2,023,303       1,447,827      11,137,688

Operating expenses:
  Selling                            845,808       1,112,682       3,625,962       4,368,598
  General and
    administrative                 1,789,910       2,269,461       5,762,562       6,031,022
                                ------------    ------------    ------------    ------------

                                   2,635,718       3,382,143       9,388,524      10,399,620
                                ------------    ------------    ------------    ------------

    Operating (loss) income         (635,345)     (1,358,840)     (7,940,697)        738,068

Interest expense                    (178,713)       (237,394)       (859,663)       (760,684)
                                ------------    ------------    ------------    ------------


    Loss before income
     tax benefit                    (814,058)     (1,596,234)     (8,800,360)        (22,616)

Income tax benefit                   237,042         548,972       2,921,345           2,671
                                ------------    ------------    ------------    ------------

    Net loss for the
      period                    ($   577,016)   ($ 1,047,262)   ($ 5,879,015)   ($    19,945)
                                ============    ============    ============    ============



Net loss per share:
    Basic                       ($      0.10)   ($      0.18)   ($      1.01)   ($      0.00)
    Diluted                     ($      0.10)   ($      0.18)   ($      1.01)   ($      0.00)

Shares used in computation of
  net loss per share:
    Basic                          5,797,385       5,782,910       5,793,951       5,764,680
    Diluted                        5,797,385       5,782,910       5,793,951       5,764,680




See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                         CONSOLIDATED STATEMENTS OF CASH
                           FLOWS For Nine Months Ended
                           November 30, 1998 and 1997

                                   (Unaudited)

                                                              November 30,    November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              1998            1997
                                                              ------------    ------------
   Net loss                                                   ($ 5,879,015)   ($    19,645)
   Adjustments required to reconcile net
     loss to net cash provided by
     operating activities:
      Depreciation                                                 947,088       1,360,256
      Amortization                                                 726,052         309,634
     Change in assets and liabilities:
       Receivables                                               1,746,900       4,669,733
       Inventories                                              12,933,905      (1,760,749)
       Prepaid expenses                                            174,532         273,115
       Accounts payable                                           (973,549)     (2,884,381)
       Accrued expenses                                             13,286         174,208
       Income taxes                                             (2,370,578)        (17,188)
                                                              ------------    ------------

       Net cash provided by
         operating activities                                    7,318,621       2,104,983

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (303,456)     (1,384,465)
   Purchase of Hespeler Hockey Company                                --        (1,632,482)
   Purchase of Mothership Distribution, Inc.                          --          (285,460)
   Other                                                          (262,255)       (217,066)
                                                              ------------    ------------


       Net cash used in investing activities                      (565,711)     (3,519,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Goodwill, less accumulated amortization                         (6,530,000)      1,319,422
   Proceeds on long-term borrowings                                262,760       1,125,301
   Principal payments on long-term
     borrowings                                                   (826,966)       (725,888)
   Net proceeds from issuances of common stock                      11,312          56,683
                                                              ------------    ------------

       Net cash provided by (used in)
          financing activities                                  (7,082,894)      1,775,518
                                                              ------------    ------------

       Increase (decrease) in cash and
         cash equvalents                                          (329,984)        361,028

       Effect of foreign currency translation                      (29,918)         (5,964)

Cash and cash equivalents:
   Beginning of period                                           1,869,545         381,427
                                                              ------------    ------------

    End of period                                             $  1,509,643    $    736,491
                                                              ============    ============



See accompanying notes.

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended November 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 28, 1998.


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

         During the quarters ended November 30, 1998 and 1997, total comprehensive loss amounted to ($405,940) and ($1,074,892), respectively. During the nine-month period ended November 30, 1998 and 1997, total comprehensive income/(loss) amounted to ($6,309,189) and ($47,575), respectively.

NOTE 3.


                                             Basic EPS                  Diluted EPS

                                      1998            1997       1998           1997
                                           (in thousands, except per share data)

Three Months Ended November 30

Net Loss                           ($  577)      ($1,047)      ($  577)      ($1,047)
                                   =====================       =====================
Weighted average common
     shares outstanding              5,797         5,783         5,797         5,783

Stock options                         --            --            --            --
                                   ---------------------       ---------------------
Total common equivalent
     shares outstanding              5,797         5,783         5,797         5,783
                                   =====================       =====================

Net Loss per share                 ($  .10)      ($  .18)      ($  .10)      ($  .18)

Nine Months Ended November 30

Net Loss                           ($5,879)      ($   20)      ($5,879)      ($   20)
                                   =====================       =====================

Weighted average common
     shares outstanding              5,794         5,765         5,794         5,765

Stock options                         --            --            --            --
                                   ---------------------       ---------------------

Total common equivalent
     shares outstanding              5,794         5,765         5,794         5,765
                                   =====================       =====================

Net Loss per share                 ($ 1.01)      $   .00       ($ 1.01)      $   .00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $7.6 million in the third quarter of fiscal 1999, a decrease of 27% over the comparable quarter of fiscal 1998 when sales were $10.4 million. Net sales for the first nine months of fiscal 1999 were $31.9 million, compared to $46.5 million for the first nine months of fiscal 1998, a decrease of 31%. In-line skate sales volume decreases, combined with a decrease in the average selling price of both the Company's Skate Attack and UltraWheels lines, were the principal factors in the Company's net sales decline in the third quarter and nine-month period of fiscal 1999. The Company experienced continued pricing pressures from all areas of the market place due primarily to excess inventory levels and competitive price cutting in the in-line skate industry.

         The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), roller hockey products, ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains UltraWheels(TM), Skate Attack(TM), Heavy(TM) and Third World(TM) in-line product lines and a Hespeler ice hockey line. The UltraWheels, Heavy and Third World lines consist of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily at the specialty and sporting goods chain stores.

A breakdown and analysis of the Company's main product lines is as follows:

                                                    Third Quarter
                                         ------------------------------------------
                                          Fiscal 1999              Fiscal 1998
                                         -------     -------    -------     -------
(amounts in millions)                     Amount        %        Amount        %         Change
                                         -------     -------    -------     -------      ------
In-line Skates                           $   4.9       64.5%    $   8.7       83.7%      (43.7%)
In-line Accessories and Parts                1.1       14.5%        1.4       13.5%      (21.4%)
Ice Hockey Sticks                            0.4        5.3%        0.3        2.9%       33.3%
Ice Hockey Protective and Access             1.2       15.8%        0.0        0.0%      100.0%
                                         -------      ------    -------      ------
Total Net Sales                          $   7.6      100.0%    $  10.4      100.0%      (26.9%)
                                         =======      ======    =======      ======

                                                   First Nine Months
                                         ------------------------------------------
                                          Fiscal 1999              Fiscal 1998
                                         -------     -------    -------     -------
                                          Amount        %        Amount        %         Change
                                         -------     -------    -------     -------      ------
In-line Skates                           $  22.9       71.8%    $  39.4       84.7%      (41.9%)
In-line Accessories and Parts                4.3       13.5%        6.8       14.6%      (36.8%)
Ice Hockey Sticks                            1.8        5.6%        0.3        0.6%      500.0%
Ice Hockey Protective and Access             2.9        9.1%        0.0        0.0%      100.0%
                                         -------     -------    -------     -------      ------
Total Net Sales                          $  31.9      100.0%    $  46.5      100.0%      (31.4%)
                                         =======      ======    =======      ======

         The Company purchased Hespeler Hockey Company in September 1997, therefore there were no ice hockey product sales during the first nine months of fiscal 1998.

         The Company currently distributes products to numerous countries worldwide. A geographic breakdown for the quarter and nine-month period is as follows:

                                                    Third Quarter
                                         ------------------------------------------
                                          Fiscal 1999              Fiscal 1998
                                         -------     -------    -------     -------
(amounts in millions)                     Amount        %        Amount        %         Change
                                         -------     -------    -------     -------      ------
Domestic                                 $   5.6       73.7%    $   8.3       79.8%      (32.5%)
Canada                                       1.0       13.2%        0.5        4.8%      100.0%
Europe                                       0.5        6.6%        0.4        3.8%       25.0%
Other International                          0.5        6.6%        1.2       11.5%      (58.3%)
                                         -------      ------    -------      ------
Total Net Sales                          $   7.6      100.0%    $  10.4      100.0%      (26.9%)
                                         =======      ======    =======      ======

                                                   First Nine Months
                                         ------------------------------------------
                                          Fiscal 1999              Fiscal 1998
                                         -------     -------    -------     -------
                                          Amount        %        Amount        %         Change
                                         -------     -------    -------     -------      ------
Domestic                                 $  19.4       60.8%    $  32.2       69.2%      (39.8%)
Canada                                       8.4       26.3%        6.0       12.9%       40.0%
Europe                                       3.1        9.7%        5.6       12.0%      (44.6%)
Other International                          1.0        3.1%        2.7        5.8%      (63.0%)
                                         -------     -------    -------     -------      ------
Total Net Sales                          $  31.9      100.0%    $  46.5      100.0%      (31.4%)
                                         =======      ======    =======      ======

         Several factors contributed to the Company's sales performance in the third quarter of fiscal 1999. The decrease in domestic sales is the result of competitive price cutting which has continued to plague the in-line skate industry and a loss in product placements with the mass merchant distribution channels. This was a direct result of the mass merchants reduction in branded selections as well as a continued decline in the average price of in-line skates. In addition, as part of the two-year malaise in the sporting goods industry, there has been a continued reduction of retail outlets, especially in the specialty area, and this has also contributed significantly to the Company's reduced revenues. The increased sales in Canada were primarily the result of Hespeler ice hockey product sales and the continued strong acceptance of the Company's in-line products in Canada. The decrease in European sales is primarily the result of excess inventory levels in the European market and an increase in the number of customers buying direct from Pacific Rim manufacturers. The decrease in other international sales is primarily the result of continued excess inventory levels in both the Pacific Rim and South American marketplaces.

         While the Company believes there are some positive signs that the market conditions in the in-line industry may be improving, the national and international markets continue to be very competitive and under extreme price competition.

         Gross Margin As a percentage of net sales, the gross margin was 26% in the third quarter of fiscal 1999 compared to 20% in the third quarter of fiscal 1998. The gross margin as a percentage of net sales for the nine-month period of fiscal 1999 was 5%, compared to 24% for fiscal 1998.

         The increase in the gross margin as a percentage of net sales in the third quarter of fiscal 1999 was primarily due to a reduction in close-out sales and an increase in the percentage of total sales related to Hespeler products which carry higher gross margins.

         The decrease in the gross margin for the nine-month period is primarily due to the Company's decision to restructure its future production philosophy. During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories. The total amount of the writedown was approximately $6 million, which was recorded in the cost of goods sold section of the second quarter's Statement of Operations. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company is shifting the majority of its in-line skate production to offshore sources in an effort to reduce product costs.

         The Company's UltraWheels brand accounted for approximately 37% and 45%, respectively, of total net sales in the third quarter and for the nine-month period of fiscal 1999, compared to 36% and 51% , respectively, in fiscal 1998.The Company's Skate Attack brand accounted for 42% and 40%, respectively, of total net sales in the third quarter and for the nine-month period of fiscal 1999 compared to 61% and 48%, respectively, in fiscal 1998. The Hespeler brand accounted for approximately 21% and 15%, respectively, of total net sales in the third quarter and for the nine-month period of fiscal 1999 compared to 3% and 1%, respectively, in fiscal 1998.


         Operating Expenses. Selling expenses were $846,000, or 11.2% of total net sales, in the third quarter and $3.6 million, or 11.4% of total net sales for the nine-month period of fiscal 1999 compared to $1.1 million or 10.8% in the third quarter and $4.4 million or 9.4% for the nine-month period of fiscal 1998. The increase in the selling expenses as a percentage of net sales in both the third quarter and nine-month period was primarily due to the Company's continued efforts to advertise and market the Company's two new subsidiaries Hespeler Hockey and Mothership Distribution and the Company's new products. The decrease in the absolute dollar amount of selling expenses for both the third quarter and the nine-month period in fiscal 1999 is primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

         General and administrative expenses were $1.8 million, or 23.7% of total net sales, in the third quarter and $5.8 million, or 18.1% of total net sales, for the nine-month period of fiscal 1999 compared to $2.2 million or 21.9 % in the third quarter and $6.0 million or 13.0% for the nine-month period of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales in both the third quarter and nine-month period of fiscal 1999 was primarily due to the reduction in the Company's sales volume versus the somewhat fixed nature of certain general and administrative expenses. The decrease in the absolute dollar amount of the general and administrative expenses for both the third quarter and the nine-month period is primarily due to personnel cost reductions, reduced bad debt expenses and reduced insurance costs associated with the reduced sales volume.

         In fiscal 1997 the Company purchased a new software system and appropriate computer hardware. As part of the Company's selection process, the ability to recognize the year 2000 was a major requirement and thus the Company is prepared for the change. The Company is currently working to quantify and minimize the potential impact of the year 2000 on the processing of date sensitive information by the Company's vendors and/or customers. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

         Other Income and Expense. Interest expense was $179,000 in the third quarter and $860,000 for the nine-month period of fiscal 1999, compared to $237,000 in the third quarter and $761,000 for the nine-month period of fiscal 1998. The decrease in interest expense for the third quarter and the increase in interest expense for the nine-month period is primarily due to the interest expense related to the Company's line of credit facility. The Company has continued to manage its cash flows, which during the third quarter resulted in a decrease in the outstanding balance of its line of credit facility as compared to the prior year's third quarter. For the nine-month period, the interest expense increase is the result of additional cash required to manage and operate the day to day activities of the Company's subsidiaries, which has resulted in an increase in the average outstanding balance on the Company's line of credit facility for the nine-month period of fiscal 1999 as compared to the same periods of fiscal 1998.

         Provision for Income Taxes. The Company's effective tax rate was 29.1% and 33.2%, respectively, in the third quarter and the nine-month period of fiscal 1999 compared 34.4% and 11.8%, respectively, in the third quarter and nine-month period of fiscal 1998. The slight decrease in fiscal 1999 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues and the level of pre-tax loss.

         Net Loss. The Company had a net loss of ($577,000), or ($.10) per share, in the third quarter of fiscal 1999 compared to a net loss of ($1.0) million, or ($.18) per share, in fiscal 1998. The Company had a net loss of ($5.9) million, or ($1.01) per share, for the nine month period of fiscal 1999 compared to a net loss of ($20,000), or ($.00) per share, in fiscal 1998. The improvement for the third quarter can be attributed to an increase in the gross margins and management's control over expenses as discussed above. The decrease for the nine-month period can be attributed to the decrease in both the sales volume and the gross margins, and the large write-down of inventory as discussed above.

LIQUIDITY AND CAPITAL RESOURCES


         In the nine-month period of fiscal 1999, the Company's operations provided $7.3 million of cash compared to $2.1 million in the nine-month period of fiscal 1998. The increase in the net cash provided by operations is primarily the result of the Company reducing its inventory balances.

         Net cash used in investing activities was $566,000 in the nine-month period of fiscal 1999 compared to $3.5 million in the nine-month period of fiscal 1998. The use of cash for investing activities in fiscal 1999 was primarily attributable to expenditures relating to new licensing arrangements and new production tools. In fiscal 1998 the Company purchased two new Subsidiaries, Hespeler Hockey Company and Mothership Distribution, Inc., resulting in a significant investment of cash in fiscal 1998.

         Net cash used in financing activities was $7.1 million in the nine-month period of fiscal 1999 compared to net cash provide by financing activities of $1.8 million in the nine-month period of fiscal 1998. The use of cash for this activity in fiscal 1999 was primarily for reducing balances outstanding under the Company's line of credit facility and long term debt obligations. The net cash provided by this activity in fiscal 1998 was primarily for the purchase of the Company's subsidiaries, Hespeler Hockey Company and Mothership Distribution, Inc.

         The Company's debt to worth ratio was .6 to 1 as of November 30, 1998, compared to .7 to 1 as of February 28, 1998 and .6 to 1 as of November 30, 1997. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $6.0 million as of November 30, 1998. As of November 30, 1998, the Company has a revolving line of credit with a bank that provides for borrowings of up to $10 million, subject to a borrowing base, which is calculated bi-weekly, and is based on a percentage of eligible receivables and inventories. As of November 30, 1998 the borrowing base limitation was approximately $6.6 million of which $2.2 million was outstanding.

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



                                           FIRST TEAM SPORTS, INC.


                                           By:  /s/ John J. Egart

                                           John J. Egart
                                           President and CEO



                                       and By: /s/ Kent A. Brunner

                                           Kent A. Brunner
                                           Vice President and CFO




Dated:   January 11, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                Commission File No.:  0-16422
November 30, 1998

-------------------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
-------------------------------------------------------------------------------

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock-incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

10.1* Credit Agreement dated November 20, 1998 among the Company, Marquette Capital Bank, N.A., LaSalle National Bank, and Firstar Bank Milwaukee, N.A.

27*      Financial Data Schedule (included in electronic version only)

-------------
*Filed herewith