Form 10-K405
period 1999-02-28
FIRST TEAM SPORTS INC
filed 1999-05-26
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 1999        Commission File No: 000-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                     41-1545748
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)
                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 7, 1999 was approximately $12,227,834 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common  Stock outstanding at May 7, 1999: 5,803,848.
                             -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business.

         First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contract manufacturers) and distribution of in-line roller skates, ice skates, street hockey equipment, ice hockey sticks and equipment and related accessory products. In-line skates feature wheels mounted in a straight line on a light-weight metal or composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986 by David G. Soderquist, John J. Egart and Ronald W. Berg. Mr. Soderquist and Mr. Egart continue to serve as executive officers and directors of the Company. First Team Sports has the following wholly owned subsidiaries: Hespeler Hockey Company, a Nova Scotia, Canada unlimited liability company, Hespeler Hockey Holding, Inc., a Minnesota company, Mothership Distribution, Inc., a Minnesota company, First Team Sports GmbH, an Austrian company, and First Team Sports Exports, Inc., a U.S. Virgin Islands corporation. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiaries.

         (b)      Financial Information about Industry Segments.

         The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contract manufacturers) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6,7,8 and 14.

         (c)      Narrative Description of Business.

                  (1) Products.

         The Company's principal products are in-line roller skates and ice hockey sticks marketed under the ULTRAWHEELS(R), SKATE ATTACK(R), and HESPELER(R) brand names. The Company also supplies in-line roller skates under various third party labels. UltraWheels brand skates are marketed to specialty and chain sporting goods dealers. The Skate Attack products are produced for sales to the mass merchant market. The Hespeler brand is marketed to specialty, chain sporting goods dealers and larger mass merchants. The Company's in-line roller skates consist of a soft mesh and leather boot with internal supports and molded plastic boots with an integrated frame, or a frame riveted to the bottom of the boot, and high-density polyurethane wheels mounted on ball bearings.

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

                  (5) and (6) Seasonality and Working Capital

         The Company's marketing area covers North America, South America, Europe, Australia and the Far East. This large and diverse marketing area, along with the acceptance of the Company's products by athletes and recreational users, has helped reduce the seasonal variations in the Company's sales and in the demands on the Company's working capital. The Company's products are primarily used outdoors in the spring and summer months and therefore, are dependent on weather conditions. With approximately 95% of the Company's sales occurring in North America and Europe, the Company does have increased sales and demands on its working capital during the spring selling season.

                  (7) Major Customers.

         The Company believes that its customer relationships are excellent, and only one customer of the Company has accounted for more than 10% of the Company's sales in one or more of the past three fiscal years. In fiscal 1999, 1998 and 1997 Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 23%, 29% and 23%, respectively, of the Company's net sales.

                  (8) Backlog.

         The Company had approximately $7.6 million in unfilled purchase orders as of May 17, 1999, compared to approximately $5.1 million in unfilled purchase orders as of May 18, 1998. Approximately $6.8 million of these backlog orders are a result of spring booking orders to be shipped at future dates and approximately $787,000 result from orders of products that are temporarily unavailable. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

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

                  (11) Research and development.

         Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1999, 1998 or 1997.

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

                  (13) Employees.

         As of May 1, 1999, the Company employed 81 full-time employees and 9 part-time employees.

         (d)      Export Sales.

         The Company's wholly owned subsidiary, First Team Sports Exports, Inc., was formed in April 1991, which subsidiary has no assets attributable to any specific foreign geographic area. In fiscal 1999, 1998 and 1997 First Team Sports Exports, Inc. had export sales of $16.4 million, $17.9 million and $25.6 million representing approximately 39%, 31% and 33% , respectively, of the net sales of the Company. Canadian net sales were $10.4 million (25% of net sales) in fiscal 1999, $7.5 million (13% of net sales) in fiscal 1998 and $5.6 million (7% of net sales) in fiscal 1997. Sales outside North America were $6.0 million (14% of net sales) in fiscal 1999, $10.4 million (18% of net sales) in fiscal 1998 and $20.0 million (26% of net sales) in fiscal 1997.


ITEM 2.  PROPERTIES

         The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property, which had a balance of approximately $3,768,000 as of May 1, 1999.

         The Company also occupies approximately 2,000 to 4,000 square feet of office space in Toronto, Canada and Graz, Austria for its subsidiaries, Hespeler Hockey Company and First Team Sports GmbH, respectively. The Company leases these facilities with the leases having terms of one to four years.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the quarter ended February 28, 1999.

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


Name and Age of                     Current Positions with Company and Principal
Executive Officer                   Occupations for the Past Five Years
-------------------------           --------------------------------------------

John J. Egart, 49                   President and Chief Executive Officer of the
                                    Company since January 1994; Director of the
                                    Company since the Company's inception in May
                                    1986; Executive Vice President of the
                                    Company from the Company's inception in May
                                    1986 to January 1994.

David G. Soderquist, 50             Vice Chairman of the Company since  January
                                    1994; Director of the Company since the
                                    Company's inception in May 1986; President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.

Leonard R. Vinson, Jr., 38          Senior Vice President Sales and Marketing of
                                    the Company since March 1, 1999; Senior Vice
                                    President Sales and Marketing for Bravo,
                                    Inc., a sporting goods company, from January
                                    1998 to February 1999; Vice President Sales and Marketing for Kryptonics, Inc., a sporting goods company, from October 1995 to January 1998; Co-founder of Pure Fun Sports, a sporting goods sales agency, from January
                                    1990 to October 1995.

Kent A. Brunner, 38                 Vice President and Chief Financial Officer
                                    of the Company since September 1998; Vice
                                    President/Finance of the Company from
                                    September 1998 to September 1996; Controller of the Company from November 1994 to September 1996; Audit Manager for McGladrey
                                    & Pullen, LLP, a national certified public accounting firm, from June 1988 to November
                                    1994.

Susan L. Joch, 38                   Vice President/Marketing of the Company
                                    since November 1993; Director of Marketing of the Company from July 1991 to November
                                    1993; Product Marketing Manager for Tonka
                                    Corporation, a toy manufacturer, from June
                                    1989 to July 1991.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information.

         The range of bid quotations for the Company's Common Stock during fiscal 1998 and fiscal 1999 was as follows:

                  Quarter Ended                High              Low

                  May 31, 1997                 $7-1/2            $5
                  August 31, 1997              $9-1/8            $5-3/8
                  November 30, 1997            $6-5/8            $3-3/8
                  February 28, 1998            $3-15/16          $2

                  May 31, 1998                 $4                $2-7/16
                  August 31, 1998              $2-11/16          $1-9/32
                  November 30, 1998            $1-15/16          $   3/4
                  February 28, 1999            $2-1/8            $  13/16


The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP". The above prices are bid quotations and may not necessarily represent actual transactions.

         (b)      Holders.

         As of May 3, 1999, there were approximately 442 holders of record of the Company's Common Stock.

         (c)      Dividends.

         The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.


ITEM 6.  SELECTED FINANCIAL DATA

                                  Years ended February 28, 1999, 1998 and 1997,
                                  February 29, 1996 and February 28, 1995.
                                  ---------------------------------------------

                               1999             1998              1997             1996              1995
                               ----             ----              ----             ----              ----
Operations Data:
Net Sales                  $42,397,426      $56,336,906       $76,435,022      $97,667,448       $85,528,860
Net Income/(Loss)          ($5,845,104)     ($2,609,233)        2,725,282        7,811,857         6,098,757
Net Income (Loss)
  Per Share:
   Basic                        (1.01)            (.45)               .47            1.37               1.09
   Diluted                      (1.01)            (.45)               .46            1.30               1.03
Cash Dividends Paid
  Per Share                       --               --                --               --                --

Balance Sheet Data:
Total Assets               $39,134,394      $51,690,373       $52,343,501      $55,957,802       $45,863,753
Working Capital             17,371,669       25,051,180        27,921,689       24,944,985        18,109,090
Long-Term Debt               5,576,967        6,774,496         6,217,936        6,880,360         3,053,494
Shareholders' Equity        23,927,862       30,240,864        32,745,931       29,830,283        20,850,079

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         First Team Sports, Inc. designs, manufactures (through third-party contractors) and markets brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), roller hockey products, ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels(R), Skate Attack(R), Heavy(R) and Third World(R) in-line product lines and a Hespeler(R) ice hockey line. The Ultra Wheels, Heavy and Third World lines consist of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily at the specialty and sporting goods chain stores.


Results Of Operations

Comparison Of Fiscal 1999 To 1998

         Net Sales. Net sales decreased 25% to $42.4 million in fiscal 1999 from $56.3 million in fiscal 1998. The decline was primarily due to a decrease in the Company's in-line skate sales volume, combined with a decrease in the average selling price of both the Company's Skate Attack and Ultra Wheels in-line skate brands. The Company experienced continued pricing pressures from all areas of the in-line market place due primarily to excess inventory levels and competitive price cutting in the in-line skate industry.

A breakdown and analysis of the Company's main product lines is as follows:

(amounts in millions)                       Fiscal 1999            Fiscal 1998
                                         ----------------       ----------------
                                         Amount        %        Amount        %      Change
                                         ------      ----       ------      ----     ------
In-line skates                           $31.1        73%       $47.0        83%      (34%)
In-line Accessories and Parts              5.8        14%         8.8        16%      (34%)
Ice Hockey Sticks                          2.2         5%         0.3         1%      100%
Ice Hockey Protective and Access           3.3         8%         0.2         0%      100%
                                         ------      ----       ------      ----
Total Net Sales                          $42.4       100%       $56.3       100%      (25%)
                                         ======      ====       ======      ====


The Company purchased Hespeler Hockey Company in September 1997; therefore there were no ice hockey product sales during the first six months of fiscal 1998.

The Company currently distributes products to numerous countries. A geographic breakdown of the Company's net sales is as follows:

(amounts in millions)             Fiscal 1999                     Fiscal 1998
                                ----------------             -------------------
                                Amount       %               Amount          %            Change
                                ------      ----             ------         ----          ------
Domestic                        $26.0        61%             $38.4           68%           (32%)
Canada                           10.4        25%               7.5           13%            39%
Europe                            4.9        11%               7.4           13%           (34%)
Other International               1.1         3%               3.0            6%           (63%)
                                ------      ----             ------         ----
Total Net Sales                 $42.4       100%             $56.3          100%           (25%)
                                ======      ====             ======         ====


         Several factors contributed to the Company's sales performance in fiscal 1999. The decrease in domestic sales was the result of competitive price cutting which has continued to plague the in-line skate industry and a reduction in placement with the mass merchant distribution channels. This was a direct result of the mass merchants reducing their branded selections, as well as a continued decline in the average price of in-line skates. In addition, as part of the two-year malaise in the sporting goods industry, there has been a continued reduction of retail outlets, especially in the specialty area, and this also contributed significantly to the Company's reduced revenues. The increased sales in Canada were primarily the result of Hespeler ice hockey product sales and the continued strong acceptance of the Company's in-line products in Canada. The decrease in European sales was primarily the result of excess inventory levels in the European market and an increase in the number of customers buying direct from Pacific Rim manufacturers. The decrease in other international sales was primarily the result of continued excess inventory levels in both the Pacific Rim and South American marketplaces.

         While the Company believes there are positive signs that the market conditions in the in-line industry are improving, the national and international markets continue to be very competitive and under extreme price competition.

         Gross Profit. The Company's gross profit declined to $4.3 million, or
10.2 % of net sales in fiscal 1999, from $12.0 million, or 21.3% of net sales in fiscal 1998. The gross profit in fiscal 1999 was net of a $6 million charge described below. Excluding the impact of the charge, the gross profit as a percentage of net sales was 24.4%.

         During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories, which was recorded in cost of goods sold. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company is shifting the majority of its in-line skate production to offshore sources in an effort to reduce product costs. The increase in the gross profit, after adjusting for the $6 million charge was due mainly to the sales mix, which included a larger portion of Hespeler ice hockey products.

         Operating Expenses. Selling expenses were $4.6 million or 10.9% of total net sales in fiscal 1999, compared to $5.8 million or 10.3% in fiscal 1998. The decrease in the absolute dollar amount of selling expenses in fiscal 1999 is primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

         General and administrative expenses were $7.4 million or 17.5% of total net sales in fiscal 1999, compared to $8.1 million or 14.3 % of total net sales in fiscal 1998. The decrease in the absolute dollar amount of the general and administrative expenses was primarily due to decreases in insurance costs and bad debt expenses associated with the reduced sales volume. The increase in general and administrative expenses as a percentage of net sales was primarily due to the reduction in the Company's sales volume versus the somewhat fixed nature of certain general and administrative expenses.

         Other Income and Expense. Interest expense was $.9 million in fiscal 1999, compared to $1.0 million in fiscal 1998. The decrease in interest expense is primarily due to a reduction in the average borrowings outstanding related to the Company's line of credit facility.

         Provision for Income Taxes. The Company's effective tax rate was 32.4% for fiscal 1999, compared to 33.7% for fiscal 1998. The slight change in fiscal 1999 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues and the level of pre-tax loss.

         Net Loss. Net loss was ($5.8) million or (13.8%) of net sales in fiscal 1999, compared to ($2.6) million or (4.6%) of net sales in fiscal 1998. The decrease can be attributed to the decrease in both the sales volume and the gross profits, and the large write down of inventory as discussed above.


Results Of Operations

Comparison Of Fiscal 1998 To 1997

         Net Sales. Net sales decreased 26% to $56.3 million in fiscal 1998, from $76.4 million in fiscal 1997. The decline was primarily due to a decrease in the Company's in-line skate sales volume, combined with a decrease in the average selling price of the in-line skates. The Company also experienced pricing pressures from all areas of the market place due to a decline in consumer demand and excess inventory levels in the market place, which created significant discounting by competitors.

A breakdown and analysis of the Company's main product lines is as follows:

(amounts in millions)                       Fiscal 1999            Fiscal 1998
                                         ----------------       ----------------
                                         Amount        %        Amount        %      Change
                                         ------      ----       ------      ----     ------
In-line skates                           $47.0        83%       $64.8        85%      (27%)
In-line Accessories and Parts              8.8        16%        11.6        15%      (24%)
Ice Hockey Sticks                          0.3         1%          --         --      100%
Ice Hockey Protective and Access           0.2         0%          --         --      100%
                                         ------      ----       ------      ----
Total Net Sales                          $56.3       100%       $76.4       100%      (26%)
                                         ======      ====       ======      ====


         During the second half of fiscal 1998, the Company purchased Hespeler Hockey Company, a Canadian based company which markets and distributes ice hockey sticks and accessories (gloves and protective wear), and Mothership Distribution Inc., which markets and distributes aggressive in-line skate wheels, accessories, apparel and skateboards. Net sales for both Hespeler and Mothership were immaterial. Mothership Distribution was closed during fiscal 1999.

         The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

(amounts in millions)             Fiscal 1999                     Fiscal 1998
                                ----------------             -------------------
                                Amount       %               Amount          %            Change
                                ------      ----             ------         ----          ------
Domestic (United States)        $38.4        63%             $50.8           66%           (24%)
Canada                            7.5        13%               5.6            7%            34%
Europe                            7.4        13%              14.1           19%           (48%)
Other International               3.0         6%               5.9            8%           (49%)
                                ------      ----             ------         ----
Total Net Sales                 $56.3       100%             $76.4          100%           (26%)
                                ======      ====             ======         ====

         Several factors contributed to the Company's sales performance in fiscal 1998. The decrease in domestic sales is the result of a change in consumer demand, continued excess inventory levels at retail and competitive price cutting which has continued to plague the in-line skate industry. The increase in Canadian sales was a result of continued strong acceptance of the Company's USA made products. The decrease in European sales was primarily the result of a slow spring and summer retail environment due to inclement weather conditions, which has resulted in excess retail inventory levels. The decrease in other international sales was primarily due to a decline in consumer demand in those areas and continued excess inventory levels on both the Pacific Rim and South American marketplaces.

         Gross Profit. The Company's gross profit declined to $12.0 million, or 21.3% of net sales in fiscal 1998, from $19.6 million, or 25.6% of net sales in fiscal 1997. The decrease in the gross profit was primarily due to competitive close-out sales, continued pricing pressures at all retail price points and fluctuations in certain foreign currency rates principally Canada.

         Operating Expenses. Selling expenses were $5.8 million, or 10.3% of total net sales in fiscal 1998 compared to $7.2 million, or 9.4% of total net sales in fiscal 1997. The decrease in the absolute dollar amount of the selling expenses was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures. The increase in selling expenses as a percentage of total net sales was primarily due to efforts to promote and advertise the Company's two acquisitions, Hespeler Hockey Company and Mothership Distribution, Inc.

         General and administrative expenses were $8.1 million, or 14.3% of total net sales in fiscal 1998 compared to $6.8 million, or 8.9% of total net sales in fiscal 1997. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the continued upgrading of the Company's computer systems, an increase in real estate taxes associated with the Company's newer facility and the expenses related to and associated with the purchases of the Company's two new subsidiaries and the opening of the Company's new European office.

         Other Income and Expense. Interest expense $1.0 million in fiscal 1998, compared to $1.3 million in fiscal 1997. The decrease in interest expense was primarily due to a reduction in the average borrowings outstanding related to the Company's line of credit facility.

         Provision for Income Taxes. The Company's effective tax rate was 33.7% for fiscal 1998 compared to 35.5% for fiscal 1997. The decline in the effective tax rate was primarily due to the effect of state and foreign tax rates and the percentage of state and foreign revenues. The Company utilizes its wholly-owned subsidiary First Team Sports Exports, Inc., a foreign sales corporation, to help reduce the Company's tax burden.

         Net Income (Loss). Net income (loss) was ($2.6) million, or (4.6%) of total net sales in fiscal 1998, compared to $2.7 million, or 3.6% of total net sales in fiscal 1997. The decrease can be attributed primarily to the reduction in sales and gross profits as discussed above.


Liquidity And Capital Resources

         The Company's fiscal 1999 operations provided $6.5 million of cash compared to $2.6 million in the fiscal 1998. The net cash provided in the current year was primarily the result of the Company reducing its inventory balances. The net cash provided in the prior year was primarily the result of a reduction of the Company's receivable balances.

         Net cash used in investing activities was $.3 million in fiscal 1999 compared to $4.1 million in fiscal 1998. The use of cash for this activity was primarily attributable to expenditures relating to new licensing arrangements and new production tools in fiscal 1999. In fiscal 1998 the Company purchased two new subsidiaries, Hespeler Hockey Company and Mothership Distribution, Inc.

         Net cash used in financing activities was $7.3 million in fiscal 1999, compared to net cash provided by financing activities of $3.1 million in fiscal 1998. The use of cash for this activity in fiscal 1999 was primarily for paying down the Company's line of credit facility and long term debt obligations. The net cash provided by both short-term and long-term borrowings in fiscal 1998 was used primarily for the purchase of the Company's subsidiaries, Hespeler Hockey Company and Mothership Distribution, Inc.

         The Company's debt to worth ratio was .6 to 1 as of February 28, 1999, compared to .7 to 1 as of February 28, 1998. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.6 million as of February 28, 1999 (see Note 6 in Notes to Financial Statements).

         The Company's primary financing facility is a $10 million revolving credit line, which is subject to a borrowing base, which is calculated monthly, and is based on a percentage of eligible receivables and inventories. As of February 28, 1999 the borrowing base limitation was $10 million of which $2.5 million was outstanding.

         In connection with these credit facilities, the Company agreed, among other things, to maintain certain minimum financial ratio and income levels.

         The Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2000.


Outlook:  Issues And Uncertainties

         The Company does not provide forecasts of future financial performance. Certain statements contained in this report are based on current expectations. These statements are forward looking and the Company's actual results may differ materially.

         The Company believes that the total number of in-line skating participants worldwide will continue to remain strong in fiscal 2000, especially in the younger age categories. The Company believes the dramatic and innovative new products currently on the market will continue to intrigue avid participants of in-line skating and will improve the recruitment of new participants. The Company also believes that the number of ice hockey participants worldwide, especially in the United States, will continue to grow in fiscal 2000.

         The Company's strategy has been and continues to be to the introduction of high-quality, innovative, price-valued products designed specifically for the recreational and youth market segments, consequently, driving consumer demand toward newer products. In addition, the Company plans to continue its diversification through synergistic acquisitions. Future production capacity is planned based on the continued success of the Company's strategy. If the market does not continue to grow and move toward value-priced products, revenues and earnings will likely continue to be adversely impacted.

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

         Competition. The Company competes with numerous manufacturers of in-line skates domestically and internationally and anticipates future competition from other large and well-established sporting goods manufacturers. Rollerblade, Inc. and K2 are the Company's primary competitors and have substantially greater resources than the Company. The intense price competition in the in-line skate market has put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) offer products at commercially-acceptable prices; (ii) develop new products and generate market demand for such products; and (iii) continue to develop and expand its international business.

         Dependence on Key Customers. During the fiscal year ended February 28, 1999, sales to Wal-Mart accounted for 23% of the Company's revenues. Increased competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's' relationship with Wal-Mart and/or other major customers. Decreased orders from this customer or other major customers would have a material adverse impact on the Company's financial results.

         Other. The Company's products are primarily used outdoors and therefore adverse weather conditions can have a negative impact on consumer demand. Because the Company's products are of a recreational nature and not considered basic necessities, a general decline in overall economic conditions may have a greater adverse effect on the Company's sales.

         Year 2000 Issue. In fiscal 1997 the Company purchased a new software system and related computer hardware. As part of the selection process, the ability to recognize the year 2000 was a major requirement and thus the Company believes it is prepared for the change. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems, which might occur due to vendors and/or customers not being ready. The Company has and is continuing to survey its key suppliers and customers to determine their year 2000 readiness. The Company is currently in the process of identifying potential critical year 2000 issues involving key third parties and either resolving those issues or developing contingency plans to the extent practical.

         Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies; therefore, the effect of foreign currencies has not been significant. The Company hedges its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible, thus reducing such exposure.

         Considering both the foreign sales and results of operations for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter fiscal 2000 sales and results of operations.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies; therefore, the effect of foreign currencies has not been significant. The Company hedges its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible, thus reducing such exposure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed below are included herein immediately following the signature page of this Form 10-K on the pages set forth:

                                                                           Page
Current Independent Auditor's Report on Consolidated Financial Statements
     and Schedule for the years ended February 28, 1999 and 1998...........F-1

Former Independent Auditor's Report on Consolidated Financial Statements
     for the year ended February 28, 1997..................................F-1.1

Consolidated Balance Sheets as of February 28, 1998 and 1997...............F-2

Consolidated Statements of Operations for the years
         ended February 28, 1999, 1998 and 1997............................F-4

Consolidated Statements of Shareholders' Equity for the years ended
         February 28, 1999, 1998 and 1997..................................F-5

Consolidated Statements of Cash Flows for the years ended
         February 28, 1999, 1998 and 1997..................................F-6

Notes to Consolidated Financial Statements.................................F-7

Former Independent Auditor's Report on Report on Schedule for the years ended February 28, 1997 ..........................................F-24

Schedule II - Reserve Account..............................................F-25

         All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Other than "Executive Officers of the Company", which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

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

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

         Current Independent Auditor's Report on Consolidated Financial
                  Statements and Schedule for the years ended February 28, 1999 and 1998

         Former Independent Auditor's Report on Consolidated Financial
                  Statements for the year ended February 28, 1997

         Consolidated Balance Sheets as of February 28, 1999 and 1998

         Consolidated Statements of Operations for the years ended
                  February 28, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the years ended
                  February 28, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended
                  February 28, 1999, 1998 and 1997

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

         (b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended February 28, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST TEAM SPORTS, INC.


May 25, 1999                 By:    /s/ John J. Egart
                                    John J. Egart
                                    President and Chief Executive Officer

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

Signature and Title                                                    Date
-------------------                                                    ----

/s/ John J. Egart                                                 May 25, 1999
John J. Egart
President/Chief Executive Officer and Director
(Principal executive officer)

/s/ David G. Soderquist                                           May 25, 1999
David G. Soderquist
Vice Chairman and Director

/s/ Joe Mendelsohn                                                May 25, 1999
Joe Mendelsohn
Chairman and Director

(Signatures continued on following page)

Signature and Title                                                    Date
-------------------                                                    ----

/s/ Timothy G. Rath                                               May 25, 1999
Timothy G. Rath
Director

---------------------------
Stanley E. Hubbard
Director

/s/ William J. McMahon                                            May 25, 1999
William J. McMahon
Director

/s/ Kent A. Brunner                                               May 25, 1999
Kent A. Brunner
Vice President and Chief Financial Officer
(Principal financial and accounting officer)

                         Report of Independent Auditors


Shareholders and Board of Directors
First Team Sports, Inc.

We have audited the accompanying consolidated balance sheets of First Team Sports, Inc. as of February 28, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended February 28, 1999 and 1998 listed in the Index at Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Team Sports, Inc. for the year ended February 28, 1997 were audited by other auditors whose report dated April 9, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of First Team Sports, Inc. at February 28, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
April 14, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows for the fiscal year ended February 28, 1997 of First Team Sports, Inc. and Subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Team Sports, Inc. and Subsidiary as of February 28, 1997, in conformity with generally accepted accounting principles.




St. Paul, Minnesota                             /s/ MCGLADREY & PULLEN, LLP
April 9, 1997


                                     F-1.1

                             First Team Sports, Inc.

                           Consolidated Balance Sheets


                                                                          February 28
                                                                      1999            1998
                                                                 ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $   723,574      $ 1,869,545
   Trade receivables, less allowance for doubtful accounts:
     1999--$642,000; 1998--$666,000                               12,284,005       11,417,176
   Recoverable income taxes                                        1,136,858        1,678,405
   Inventories                                                    10,047,020       22,238,564
   Prepaid expenses                                                  839,777          957,903
   Deferred income taxes                                           1,175,000          896,000
                                                                 -----------      -----------
Total current assets                                              26,206,234       39,057,593

Property, plant and equipment
Land                                                                 600,000          600,000
Building                                                           4,988,680        4,988,680
Production equipment                                               2,278,231        2,132,156
Office furniture and equipment                                     1,825,257        1,766,911
Warehouse equipment                                                  937,677          820,626
Vehicles                                                             104,380          102,906
                                                                 -----------      -----------
                                                                  10,734,225       10,411,279
Less accumulated depreciation                                      3,316,390        1,993,004
                                                                 -----------      -----------
                                                                   7,417,835        8,418,275

Deferred income taxes                                              1,988,000             --

Other assets
License agreements, less accumulated amortization:
   1999--3,687,000; 1998--$3,338,000                               1,680,024        1,766,584
Goodwill, less accumulated amortization:
   1999--$329,000; 1998--$64,000                                   1,119,197        1,462,291
Other                                                                723,104          986,030
                                                                 -----------      -----------
                                                                   3,522,325        4,214,905
                                                                 -----------      -----------
                                                                 $39,134,394      $51,690,773
                                                                 ===========      ===========

                                      F-2



                                                                          February 28
                                                                    1999              1998
                                                                -------------------------------
Liabilities and shareholders' equity Current liabilities:
   Notes payable to bank                                        $  2,525,000      $  8,685,000
   Trade accounts payable                                          3,692,759         2,697,675
   Accrued expenses                                                1,311,043         1,644,773
   Current maturities of long-term debt                            1,305,763           978,965
                                                                 -----------       -----------
Total current liabilities                                          8,834,565        14,006,413

Long-term debt, less current maturities                            5,576,967         6,774,496

Deferred income taxes                                                195,000            69,000

Deferred revenue                                                     600,000           600,000

Shareholders' equity
Common Stock, par value $.01 per share
   Authorized 10,000,000 shares
   Issued and outstanding: 1999--5,803,848 shares;
     1998--5,792,240 shares                                           58,039            57,923
Additional paid-in capital                                         9,825,240         9,806,341
Retained earnings                                                 14,647,756        20,492,860
Accumulated other comprehensive loss                                (603,173)         (116,260)
                                                                 -----------       -----------
                                                                  23,927,862        30,240,864


                                                                 -----------       -----------
                                                                $ 39,134,394      $ 51,690,773
                                                                ============      ============


See accompanying notes.

                             First Team Sports, Inc.

                      Consolidated Statements of Operations



                                                                      Year ended February 28
                                                            1999              1998               1997
                                                     ---------------------------------------------------------

Net sales                                                 $42,397,426        $56,336,906       $76,435,022
Cost of goods sold                                         38,051,179         44,314,320        56,837,195
                                                     ---------------------------------------------------------
Gross profit                                                4,346,247         12,022,586        19,597,827

Operating expenses:
   Selling                                                  4,619,077          5,826,993         7,190,515
   General and administrative                               7,420,735          8,056,546         6,789,276
   Writedown due to asset impairment                                -            974,018                 -
                                                     ---------------------------------------------------------
                                                           12,039,812         14,857,557        13,979,791
                                                     ---------------------------------------------------------

Operating (loss) income                                    (7,693,565)        (2,834,971)        5,618,036

Interest expense                                             (953,843)        (1,009,657)       (1,275,882)
Other expense, net                                                  -            (93,387)         (113,872)
                                                     ---------------------------------------------------------
(Loss) income before income tax benefit (expense)
                                                           (8,647,408)        (3,938,015)        4,228,282
Income tax benefit (expense)                                2,802,304          1,328,782        (1,503,000)
                                                     ---------------------------------------------------------
Net (loss) income                                        $ (5,845,104)      $ (2,609,233)     $  2,725,282
                                                     =========================================================

Net (loss) income per share:
   Basic                                                  $(1.01)            $(.45)              $.47
   Diluted                                                $(1.01)            $(.45)              $.46

Shares used in computation of net (loss) income per share:
     Basic                                               5,796,377         5,771,478          5,740,893
     Diluted                                             5,796,377         5,771,478          5,884,175


See accompanying notes.

                             First Team Sports, Inc.

                 Consolidated Statement of Shareholders' Equity



                                                                                         Accumulated Other
                                        Common Stock           Additional                     Other             Total
                                ------------------------------  Paid-In       Retained     Comprehensive     Shareholders'
                                    Shares         Amount       Capital       Earnings         Loss             Equity
                                --------------------------------------------------------------------------------------------

  Balance at February 29, 1996      5,721,000      $57,210      $9,396,802   $20,376,811   $         -         $29,830,823
     Exercise of stock options         28,796          288         189,538             -             -             189,826
     Net income                             -            -               -     2,725,282             -           2,725,282
                                --------------------------------------------------------------------------------------------
  Balance at February 28, 1997      5,749,796       57,498       9,586,340    23,102,093             -          32,745,931
     Exercise of stock options         12,910          129          65,517             -             -              65,646
     Common stock issued for
       acquisitions                    29,534          296         154,484             -             -             154,780
     Comprehensive loss:
       Foreign currency
         translation                        -            -               -             -      (116,260)           (116,260)
       Net loss                             -            -               -    (2,609,233)            -          (2,609,233)
                                                                                                           -----------------
     Total comprehensive loss                                                                                   (2,725,493)
                                --------------------------------------------------------------------------------------------
  Balance at February 28, 1998      5,792,240       57,923       9,806,341    20,492,860      (116,260)         30,240,864
     Exercise of stock options         11,608          116          18,899             -             -              19,015
     Comprehensive loss:
       Foreign currency
         translation                        -            -               -             -      (486,913)           (486,913)
       Net loss                             -            -               -    (5,845,104)            -          (5,845,104)
                                                                                                           -----------------
     Total comprehensive loss                                                                                   (6,332,017)
                                --------------------------------------------------------------------------------------------
  Balance at February 28, 1999      5,803,848      $58,039      $9,825,240   $14,647,756     $(603,173)        $23,927,862
                                ============================================================================================


See accompanying notes.

                             First Team Sports, Inc.

                      Consolidated Statements of Cash Flows

                                                                             Year ended February 28
                                                                     1999             1998              1997
                                                              ------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                                 $ (5,845,104)      $(2,609,233)      $2,725,282
Adjustments required to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                    1,332,718         1,880,137        1,537,073
     Amortization                                                      602,784           468,101          579,657
     Loss on writedown due to asset impairment                               -           974,018                -
     Loss on retirement of equipment                                         -            93,387          108,510
     Deferred income taxes                                          (2,141,000)         (360,000)         (80,000)
     Write-down of inventories                                       5,435,824                 -                -
     Write-off of Mothership goodwill and intangibles
                                                                       293,000                 -                -
     Change in operating assets and liabilities:
       Receivables                                                  (1,272,837)        7,090,703         (811,013)
       Inventories                                                   6,755,720          (966,257)       1,932,005
       Prepaid expenses                                                116,296          (344,412)         347,199
       Accounts payable                                              1,007,049        (2,377,925)      (4,610,424)
       Accrued expenses                                               (333,730)          230,709       (1,117,165)
       Income taxes                                                    541,547        (1,512,753)        (103,346)
                                                              ------------------------------------------------------
Net cash provided by operating activities                            6,492,267         2,566,475          507,778

Cash flows from investing activities
Purchases of property, plant and equipment                            (330,496)       (1,497,979)      (1,606,100)
Business acquisitions                                                        -        (1,917,942)               -
Other                                                                        -          (696,328)          14,880
                                                              ------------------------------------------------------
Net cash used in investing activities                                 (330,496)       (4,112,249)      (1,591,220)

Cash flows from financing activities
Net proceeds (payments) on short-term borrowings                    (6,160,000)        2,402,408       (4,823,750)
Principal payments on long-term borrowings                          (1,134,158)       (1,261,377)        (943,070)
Proceeds from long-term borrowings                                           -         1,849,184        4,875,000
Net proceeds from exercise of stock options                             19,015            65,646          189,826
                                                              ------------------------------------------------------
Net cash (used in) provided by financing activities                 (7,275,143)        3,055,861         (701,994)
                                                              ------------------------------------------------------

(Decrease) increase in cash and cash equivalents                    (1,134,344)        1,510,087       (1,785,436)

Effect of foreign currency translation                                 (32,599)          (21,969)               -

Cash and cash equivalents:
   Beginning of year                                                 1,869,545           381,427        2,166,863
                                                              ------------------------------------------------------
   Ending of year                                                 $    723,574       $ 1,869,545      $   381,427
                                                              ======================================================

See accompanying notes.

                             First Team Sports, Inc.

                   Notes to Consolidated Financial Statements

                                February 28, 1999


1. Nature of Business and Significant Accounting Policies

Nature of Business and Concentration of Credit Risk

The Company, which operates in one business segment, sells in-line roller skates and related accessories under the brand names UltraWheels(TM), and Skate Attack(TM), and ice hockey equipment under the brand name Hespeler(TM) to retail and sporting goods stores. These products are manufactured under outside production arrangements to the Company's specifications. Net sales to a specific geographic region for the years ended February 28, 1999 and 1998 totaled 25% and 13%, respectively, for Canada and 11% and 13%, respectively, for Europe.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
We have determined that in 1999, 1998 and 1997, we operated in only one segment.

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

                             First Team Sports, Inc.

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency for foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year-end and statement of operations items at the average exchange rate for the year, with the resulting translation adjustment included in accumulated other comprehensive loss in shareholders' equity.

Cash and Cash Equivalents

The Company considers all demand deposit accounts and short-term cash investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as available-for-sale. The carrying value of cash equivalents approximates fair value at February 28, 1999 and 1998.

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
Warehouse equipment                                      6 - 10 years
Vehicles                                                      5 years

Other Assets

Costs capitalized related to license agreement's rights are being amortized over the terms of the agreements on a straight-line method.

Goodwill arising from acquisitions is amortized on a straight-line basis over a period up to 10 years. Other intangibles, consisting principally of trademarks and patents, are amortized on a straight-line basis over 5 to 10 years.

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

Management determined in fiscal 1998 that certain production assets of the Company had been impaired as a result of the changing in-line skate industry. In accordance with SFAS Statement 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," the Company evaluated the ongoing value of its production tooling equipment. Based upon this evaluation, the Company determined that production tools with a carrying value of $1,142,172 were impaired and wrote them down by $974,018 to their fair value. Fair value of the production tools was determined by comparison to outside market value.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense for the fiscal years 1999, 1998, and 1997 was $911,000, $1,755,000 and $2,421,000,
respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting basis of assets and liabilities.

Net (Loss) Income Per Share

Basic net (loss) income per share is the Company's net (loss) income divided by the weighted average number of Common Shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilutive effects of stock options and warrants.

                                                  Basic                             Diluted
                                    ---------------------------------- ----------------------------------
                                       1999       1998       1997         1999       1998       1997
                                    ---------------------------------- ----------------------------------
                                                   (In thousands, except per share data)

   Net (loss) income                  $(5,866)    $(2,609)   $2,725      $(5,866)   $(2,609)   $2,725
                                    ================================== ==================================

   Weighted average common shares
     outstanding                        5,796       5,771     5,741        5,796      5,771     5,741

   Dilutive stock options                   -           -         -            -          -       143
                                    ---------------------------------- ----------------------------------

   Total common shares outstanding
     for diluted calculation            5,796       5,771     5,741        5,796      5,771     5,884
                                    ================================== ==================================

   Net (loss) income per share        $(1.01)    $(.45)      $.47        $(1.01)    $(.45)      $.46

Fair Value of Financial Instruments

The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, notes payable to bank, trade accounts payable and long-term debt. At February 28, 1999, no separate comparison for fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Reclassification

Certain amounts presented for fiscal 1998 have been reclassified to conform to the 1999 presentations.

2. Sales Information and Major Suppliers

Major Customers and Credit Risk

Net sales for fiscal years 1999, 1998 and 1997 include sales to one major customer representing 23%, 29% and 23% of net sales, respectively.

At February 28, 1999, 18% of the Company's trade receivables were due from the aforementioned customer and 39% were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credit arrangements and wire transfers to minimize its foreign credit risk.

Export Sales

The Company's export sales approximated 39%, 32% and 33% of net sales for fiscal years 1999, 1998 and 1997, respectively.

Major Suppliers

The Company had 41% of its products produced by three suppliers during 1999. Management believes that alternative suppliers are available in the event the Company is unable to obtain services from its three major suppliers.

3. Acquisitions

In September 1997, the Company purchased the net assets of Mothership Distribution, Inc. (Mothership), a designer, manufacturer and marketer of aggressive in-line skate accessories and apparel. Subsequently during fiscal year 1999, Mothership was closed and the related goodwill and intangibles were written off in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amount of the write-off totaled $293,000.

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

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the Hespeler Hockey operations had been acquired as of the beginning of the period presented, after including the impact of certain adjustments such as amortization of intangibles, increased interest expense on acquisition debt and related income tax effects (fiscal 1997 activity was immaterial):

Pro forma information (unaudited)

   (In thousands, except per share amounts)                  1998
                                                      -------------------

   Net sales                                                 $58,124
   Loss before income taxes                                   (3,726)
   Net Loss                                                   (2,487)

   Basic and diluted loss per share                            $(.43)

The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisition been made as of those dates or results which may occur in the future.

4. Inventories

Inventories consist of the following:

                                                February 28
                                          1999              1998
                                    ------------------------------------

   Finished goods                         $8,792,169       $16,182,063
   Component parts                         1,254,851         6,056,501
                                    ------------------------------------
                                         $10,047,020       $22,238,564
                                    ====================================

During the fiscal year, management decided to write-down inventory through cost of goods sold. The total of this write-down was $5,435,824.

5. Notes Payable

The Company has a line-of-credit agreement with a bank subject to renewal on July 1, 1999, whereby it may borrow up to $10,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (7.75% at February 28, 1999). Borrowings under the credit arrangement are collateralized by substantially all corporate assets, excluding land and building. Outstanding borrowings under this arrangement totaled $2,525,000 and $8,685,000 at February 28, 1999 and 1998, respectively.

In connection with the line-of-credit agreement, the Company agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to attain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent.

6. Long-Term Debt

Long-term debt consists of the following:

                                                                                      February 28
                                                                                   1999          1998
                                                                              -----------------------------
   Obligations under license agreements, due in varying installments, with
     interest imputed at 9.25%, through 2004 (see note 9)                        $1,669,937    $1,989,654

   Mortgage notes payable due in monthly installments of $57,638, including
     interest at 7.41% through April 2006, secured by the building                3,836,523     4,227,997

   Note payable to bank, due in monthly installments of $27,800 to May 2000, plus interest at the bank's prime rate (7.75% at February 28, 1999)
     minus .30%, collateralized by substantially all of the Company's assets        426,075       750,000

   Subordinated convertible exchangeable debentures, due in principal installments of $200,000 on March 1, 1999 and 2000, and $325,000 on
     October 1, 2002 plus interest at 5%                                            725,000       725,000

   Other                                                                            225,195        60,810
                                                                              -----------------------------
                                                                                  6,882,730     7,753,461
   Less current maturities                                                        1,305,763       978,965
                                                                              -----------------------------
                                                                                 $5,576,967    $6,774,496
                                                                              =============================


Aggregate future maturities of long-term debt for the next five fiscal years and the aggregate thereafter are as follows:

   2000                                                 $1,305,763
   2001                                                  1,172,168
   2002                                                    783,822
   2003                                                  1,161,397
   2004                                                    892,620
   Thereafter                                            1,566,960
                                                  -------------------
                                                        $6,882,730
                                                  ===================

The subordinated convertible debentures were issued with triggerable warrants attached which enable the debenture holder to purchase shares of common stock of the Company. The debentures are convertible at any time, in whole or in part, into shares of common stock of the Company at a conversion price of $5.75 to October 2002.

7. Income Taxes

Net deferred income taxes consist of the following components:

                                                       February 28
                                                 1999              1998
                                           ------------------------------------
   Deferred tax assets:
     Receivable allowances                      $   261,000      $   162,000
     Inventory costs                                286,000          367,000
     Accrued expenses                               328,000          367,000
     License and patent agreements                  284,000          137,000
     Net operating loss carryforwards             2,204,000                -
                                           ------------------------------------
                                                  3,363,000        1,033,000

   Less: valuation allowance                       (200,000)               -

   Deferred tax liabilities:
     Depreciation                                  (195,000)        (206,000)
                                           ------------------------------------
   Net deferred tax assets                       $2,968,000      $   827,000
                                           ====================================

At February 28, 1999 the Company has net operating loss carry forwards of $6,500,000 for income tax purposes that expire at various times through 2019.

The net deferred tax assets have been classified in the accompanying consolidated balance sheets as follows:

                                                     February 28
                                               1999              1998
                                         ------------------------------------

   Current assets                              $1,175,000        $896,000
   Non-current assets                           1,988,000               -
   Non-current liabilities                       (195,000)        (69,000)
                                         ------------------------------------
                                               $2,968,000        $827,000
                                         ====================================

For financial reporting purposes, the (loss) income before income tax effect is as follows:

                                                   February 28
                                      1999             1998              1997
                                  ----------------------------------------------
   (Loss) income before income taxes:
     Domestic                     $(8,673,354)      $(3,490,859)      $4,228,282
     Foreign                            4,974          (447,156)               -
                                  ----------------------------------------------
                                  $(8,668,380)      $(3,938,015)      $4,228,282
                                  ==============================================

The provisions for income tax (benefit) expense for fiscal years 1999, 1998 and 1997 are as follows:

                                    1999             1998             1997
                                  ----------------------------------------------
   Current:
     Federal                        $(637,304)     $   (698,782)     $1,476,000
     State                            (26,000)          (68,000)        107,000
     Foreign                            2,000          (202,000)              -
                                  ----------------------------------------------
   Total current                     (661,304)         (968,782)      1,583,000

   Deferred:
     Federal                       (1,985,000)         (330,000)        (77,000)
     State                           (156,000)          (30,000)         (3,000)
                                  ----------------------------------------------
   Total deferred                  (2,141,000)         (360,000)        (80,000)
                                  ----------------------------------------------
   Total income taxes             $(2,802,304)      $(1,328,782)     $1,503,000
                                  ==============================================

The provisions for income tax (benefit) expense for fiscal years 1999, 1998 and 1997 differ from the amounts obtained by applying the federal income tax rate to pretax (loss) income as follows:

                                                             1999             1998            1997
                                                       ---------------------------------------------------

   Computed "expected" federal tax
     (benefit) expense                                      $(3,034,000)     $(1,378,000)     $1,480,000
   Increase (decrease) in taxes resulting from:
     State income taxes or benefit, net of federal
       effect                                                  (173,000)         (79,000)         70,000
     Other items individually insignificant, net                404,696          128,218         (47,000)
                                                       ---------------------------------------------------
                                                            $(2,802,304)     $(1,328,782)     $1,503,000
                                                       ===================================================

8. Shareholders' Equity

Stock Options

The Company has reserved 975,000 common shares for issuance under the First Team Sports, Inc. 1987 Stock Option Plan (the 1987 Plan) and 1,375,000 common shares under the First Team Sports, Inc. 1994 Stock Option and Incentive Compensation Plan (the 1994 Plan). Both plans provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code and nonqualified options not meeting the requirements of Section 422. All key employees of the Company are eligible to receive incentive and nonqualified stock options pursuant to the 1987 and 1994 Plans. Directors of the Company who are not employees may be granted nonqualified options under the Plans. Options are granted at the discretion of the Stock Option Committee. Options are nontransferable and generally granted at a price equal to the quoted market price of the shares at the date of grant.

The Company also established the First Team Sports, Inc. 1993 Employee Stock Purchase Plan (the 1993 Plan) and reserved 300,000 common shares for issuance thereunder. The 1993 Plan is intended to encourage stock ownership by all employees and is intended to qualify under Section 423 of the Internal Revenue Code. All employees are eligible to participate in the 1993 Plan, with the exception of any employees owning 5% or more of the Company's total voting stock.

The Company has also issued several nonqualified options to purchase its common stock in connection with various transactions. In January 1997, the Company issued incentive stock options covering 68,251 shares that are not covered by the aforementioned plans.

Transactions involving stock options during fiscal year 1999, 1998 and 1997 are summarized as follows:

                                       1999                      1998                       1997
                             ------------------------ --------------------------- -------------------------
                                           Weighted                   Weighted                  Weighted
                                            Average                   Average                   Average
                                           Exercise                   Exercise                  Exercise
                               Options       Price        Options      Price        Options      Price
                             ------------------------ --------------------------- -------------------------

   Outstanding at beginning
     of year                   1,375,703      $3.06        926,020       $9.21       776,854      $  9.96
   Exercised                           -          -         (6,800)       5.33       (28,796)        5.30
   Canceled                       (9,000)      2.75        (36,517)       8.75       (51,596)       10.90
   Granted                       302,000       1.48        493,000        3.62       229,558         6.55
                             ------------------------ --------------------------- -------------------------
   Outstanding at end of       1,668,703      $2.77      1,375,703       $3.06       926,020      $  9.21
     year
                             ======================== =========================== =========================

Weighted average fair value of options granted during 1999, 1998 and 1997 was $.62, $1.30 and $6.55, respectively.

As of February 28, 1999, 1998 and 1997 options covering 1,137,369, 755,697 and 523,833 shares, respectively, were exercisable at a weighted average exercise price of $2.91, $2.97 and $9.32 per share, respectively. In addition, the remaining stock options outstanding at February 28, 1999, become exercisable in the following fiscal years:


                                               Shares       Price Per Share
                                          ------------------------------------

   2000                                           334,340    $1.125 - $4.25
   2001                                           164,998      1.125 - 2.75
   2002                                            31,996      1.125 - 2.75

The following table summarizes information about stock options outstanding at February 28, 1999:

                                                 Options Outstanding             Options Exercisable
                                            ------------------------------- -------------------------------
                                               Weighted
                                                Average
                                               Remaining      Weighted                        Weighted
          Range of              Number        Contractual      Average          Number         Average
       Exercise Prices        Outstanding    Life (Years)  Exercise Price     Exercisable  Exercise Price
   ------------------------ --------------- ------------------------------- -------------------------------

       $1.125 - $2.438            302,000          6.8          $1.48             93,334        $1.59
             2.75               1,141,203          3.9           2.75            906,035         2.75
           4.25 - 6.25            225,500          7.9           4.64            138,000         4.89
                             --------------                                  --------------
       $1.125 - $6.25           1,668,703          5.0          $2.77          1,137,369        $2.91
                             ==============                                  ==============

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

Pro Forma Information

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value of the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income (loss) and the net income (loss) per share would be the pro forma amounts reflected in the following table:

                                                            1999             1998              1997
                                                     ------------------------------------------------------

   Net income (loss) - as reported                        $(5,845,104)      $(2,609,233)      $2,725,282
   Net income (loss) - pro forma                           (6,505,680)       (3,238,483)       2,131,000

   Net income (loss) per share - as reported:
     Basic                                                $(1.01)           $(.45)             $.47
     Diluted                                              $(1.01)           $(.45)             $.46

   Net income (loss) per share - pro forma:
     Basic                                                $(1.12)           $(.56)             $.37
     Diluted                                              $(1.12)           $(.56)             $.36

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                          1999         1998          1997
                                          --------------------------------

   Expected dividend yield                  -             -            -
   Expected stock price volatility        54.1%         48.8%        54.9%
   Risk-free interest rate                 6.4%          6.4%         6.3%
   Expected life of options (years)        3.0           3.0          3.0

Preferred Stock Purchase Rights

In February 1996, the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Company common stock, which rights expire on March 14, 2006. The rights are transferable with common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series A preferred stock at a price of $55, subject to adjustment. The rights are not exercisable until ten days after the public announcement that a person or group of persons has acquired a beneficial interest of at least 15% of the Company's outstanding common stock or the commencement or announcement of an intention by a person or group to make a tender or exchange offer whose consummation would result in the beneficial ownership of at least 15% of the Company's outstanding common stock. Each right would entitle the rightholder to receive shares of common stock of the acquiring company upon merger or other business combination having a market value of twice the exercise price of the right or, upon exercise, that number of shares of preferred stock having a market value of twice the exercise price of the right. Preferred stock purchasable upon exercise of the rights will be entitled to certain voting privileges, minimum preferential quarterly dividends, an aggregate dividend in relation to dividends declared on common stock, and minimum preferential liquidation payments. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time before they become exercisable.

9. License Agreements

The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements, among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabilities (obligations under license agreements), and royalty payments based on percentages of sales for certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $415,934, $357,790 and $681,394 during fiscal years 1999, 1998 and 1997, respectively. In March 1997, the main license agreement was extended through 2004. The extension of the agreement does not require any guaranteed payments in aggregate above those required under the original agreement.

10. Employee Benefit Plan

The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $156,000, $174,000 and $245,000 for fiscal years 1999, 1998 and 1997, respectively.

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

12. Additional Cash Flow Information

                                               Year ended February 28
                                           1999          1998        1997
                                        -------------------------------------
Supplemental disclosures of cash flow
  information:
     Cash payments for:
       Interest                         $1,087,447     $963,009    $1,284,091
       Income taxes                          9,200      514,700     1,686,346

     Non-cash:
       License agreement                   262,760            -             -

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Team Sports, Inc.
Anoka, Minnesota

Our audit of the consolidated financial statements of First Team Sports, Inc. and Subsidiary included Schedule II for the year ended February 28, 1997.

In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.



St. Paul, Minnesota                                   MCGLADREY & PULLEN, LLP
April  9, 1997

                                   SCHEDULE II

FIRST TEAM SPORTS, INC.

RESERVE ACCOUNTS
Years Ended February 28, 1999 and 1998 and 1997

                                               Balance at       Additions
                                               Beginning        Charged to                         Balance at
                                               Of Period        Expenses          Deductions       End of Period
---------------------------------------------------------------------------------------------------------------------
1997 allowance for doubtful accounts      $    489,399      $      724,068   $       648,296   $     565,171
1998 allowance for doubtful accounts           565,171           1,215,469         1,115,137         665,503
1999 allowance for doubtful accounts           665,503             486,475           509,751         642,227

(1) Uncollectible accounts written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:                      Commission File No.:  000-16422
February 28, 1999
------------------------------------------------------------------------------

                                              FIRST TEAM SPORTS, INC.
------------------------------------------------------------------------------

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

10.10 Company Bonus Plan for certain executive officers of the Company for fiscal 1999 -- incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998**

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number    Description

10.11*   Company Bonus Plan for executive officers of the Company for fiscal
         2000**

10.12 The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**

10.17 The Company's 1993 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**

10.18 The Company's 1994 Stock Option and Incentive Compensation Plan -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1994**

10.19 Employment Agreement dated January 23, 1996 between the Company and John J. Egart -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.20 Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.21 Employment Agreement dated January 23, 1996 between the Company and Robert L. Lenius-- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.22 Employment Agreement dated January 23, 1996 between the Company and Susan L. Niles (Joch) -- incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.23 Mortgage Note in the amount of $3,656,250 dated March 19, 1996 in favor of LaSalle National Bank -- incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number    Description

10.24 Mortgage Note in the amount of $1,218,750 dated March 19, 1996 in favor of Marquette Capital Bank -- incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

10.25 Mortgage dated March 19, 1996 between Company and LaSalle National Bank as agent for itself and Marquette Capital Bank -- incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996

10.26 Restated Revolving Credit and Term Loan Agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank as agent for itself and LaSalle National Bank and Firstar Bank Milwaukee, N.A. incorporated by reference 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997

10.27 Restated Security Agreement dated June 30, 1995, as amended through May 28, 1997 between the Company and Marquette Capital Bank, LaSalle National Bank and Firstar Bank Milwaukee, N.A. - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1997

10.28 1994 Stock Option and Incentive Compensation Plan, as amended through May 27, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1998**

10.29 Employment Agreement dated August 18, 1997 between the Company and Kent Brunner - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1997**

10.30 Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and John J. Egart - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998**

------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number    Description

10.31 Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998**

10.32 Restated Revolving Credit and Term Loan Agreement dated February 28, 1998 between the Company and Marquette Capital Bank as agent for itself and LaSalle National Bank and Firstar Bank Milwaukee, N.A. - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998

10.33 Credit Agreement dated November 20, 1998 between the Company, Marquette Capital Bank, N.A., LaSalle National Bank, and Firstar Bank Milwaukee, N.A. - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998

21 List of Subsidiaries - incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998

23.1*    Consent of Ernst & Young LLP

23.2*    Consent of McGladrey & Pullen LLP

24* Power of Attorney of John J. Egart, David G. Soderquist, Joe Mendelsohn, Timothy G. Rath, Stanley E. Hubbard, William J. McMahon and Kent A. Brunner included in signature page on this Form 10-K

27.1* Financial Data Schedule for the year ended February 28, 1999 (included in electronic version only)





------------------
*Filed herewith
**Management contract or compensatory plan or arrangement.