Form 10-Q
period 1999-05-31
FIRST TEAM SPORTS INC
filed 1999-07-14
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                          Commission File No.:
  May  31, 1999                                                     0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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

                           ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,803,861 shares of Common Stock, $.01 par value per share, outstanding as of July 8, 1999.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       May 31, 1999 and February 28, 1999

                                                                 May 31,       February 28,
                    ASSETS                                        1999             1999
                                                              -----------      -----------
                                                              (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                   $ 1,271,674      $   723,574
  Receivables:
    Trade, less allowance for
      doubtful accounts of $748,000 at
      May 31, 1999 and $642,000 at
      February 28, 1999                                        17,545,382       12,284,005
  Refundable income taxes                                         762,517        1,136,858
  Inventories                                                  10,110,812       10,047,020
  Prepaid expenses                                                630,157          839,777
  Deferred income taxes                                         1,267,000        1,175,000
                                                              -----------      -----------

    Total current assets                                       31,587,542       26,206,234

PROPERTY AND EQUIPMENT,
  Land                                                            600,000          600,000
  Building                                                      4,988,680        4,988,680
  Production equipment                                          2,294,158        2,278,231
  Office furniture and equipment                                1,855,544        1,825,257
  Warehouse equipment                                             939,306          937,677
  Vehicles                                                        101,043          104,380
                                                              -----------      -----------
                                                               10,778,731       10,734,225
  Less accumulated depreciation                                 3,623,806        3,316,390
                                                              -----------      -----------

                                                                7,154,925        7,417,835


Deferred income taxes                                           1,896,000        1,988,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,774,000 at May 31,
    1999 and $3,687,000 at February 28, 1999                    1,592,695        1,680,024
  Goodwill, less accumulated amortization
    of $362,000 at May 31, 1999 and $329,000
    at February 28, 1999                                        1,115,888        1,119,197
  Other                                                           702,277          723,104
                                                              -----------      -----------

                                                                3,410,860        3,522,325
                                                              -----------      -----------

                                                              $44,049,327      $39,134,394
                                                              ===========      ===========



See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       May 31, 1999 and February 28, 1999

                                                               May 31,         February 28,
            LIABILITIES AND SHAREHOLDERS' EQUITY                1999               1999
                                                            ------------       ------------
                                                            (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                                     $  7,765,000       $  2,525,000
  Current maturities of
    long-term debt                                             1,295,583          1,305,763
  Accounts payable, trade                                      3,456,513          3,692,759
  Accrued expenses                                               930,701          1,311,043
                                                            ------------       ------------

    Total current liabilities                                 13,447,797          8,834,565




LONG-TERM DEBT,
    less current maturities                                    5,181,105          5,576,967


DEFERRED INCOME TAXES                                            195,000            195,000


DEFERRED REVENUE                                                 600,000            600,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,803,848 shares at May 31, 1999
    and February 28, 1999                                         58,039             58,039
  Additional paid-in capital                                   9,825,240          9,825,240
  Retained earnings                                           15,344,485         14,647,756
  Accumulated other comprehensive income (loss)                 (602,339)          (603,173)
                                                            ------------       ------------

                                                              24,625,425         23,927,862
                                                            ------------       ------------

                                                            $ 44,049,327       $ 39,134,394
                                                            ============       ============


See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three months ended
                                                      May 31,
                                             1999                1998
                                         ------------       ------------


Net sales                                $ 14,176,606       $ 15,138,589

Cost of goods sold                          9,599,922         10,782,924
                                         ------------       ------------

    Gross profit                            4,576,684          4,355,665
                                         ------------       ------------

Operating expenses:
  Selling                                   1,325,459          1,400,361
  General and
    administrative                          1,993,517          1,749,570
                                         ------------       ------------

                                            3,318,976          3,149,931
                                         ------------       ------------

    Operating income                        1,257,708          1,205,734

  Interest expense                           (178,769)          (359,181)
                                         ------------       ------------

    Income before income
      tax expense                           1,078,939            846,553

Income tax expense                           (382,211)          (282,553)
                                         ------------       ------------

    Net income for the
      period                             $    696,728       $    564,000
                                         ============       ============


Net income per share:
  Basic                                  $       0.12       $       0.10
  Diluted                                $       0.12       $       0.10

Shares used in computation of
  net income per share:
     Basic                                  5,803,861          5,792,253
     Diluted                                5,904,487          5,885,956



See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Three Months Ended May 31, 1999 and 1998
                                   (Unaudited)


                                                              May 31,          May 31,
                                                               1999             1998
                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                  696,728          564,000
   Adjustments required to reconcile net
     income to net cash used in
     operating activities:
      Depreciation                                             307,416          311,205
      Amortization                                             143,402          164,727
     Change in operating assets and liabilities:
       Receivables                                          (5,333,047)      (5,389,085)
       Inventories                                             (36,560)       2,983,737
       Prepaid expenses                                        210,118          134,798
       Accounts payable                                       (236,604)        (899,783)
       Accrued expenses                                       (376,487)        (168,259)
       Income taxes                                            410,470          312,597
                                                            ----------       ----------

       Net cash used in operating activities                (4,214,564)      (1,986,063)
                                                            ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (49,344)            --
   Other                                                          --           (261,774)
                                                            ----------       ----------

       Net cash used in investing activities                   (49,344)        (261,774)
                                                            ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on short-term borrowings                     5,240,000        3,375,000
   Proceeds from long-term borrowings                             --            262,760
   Principal payments on long-term
     borrowings                                               (405,433)        (356,158)
   Net proceeds from exercise of stock options                    --               --
                                                            ----------       ----------

       Net cash provided by financing activities             4,834,567        3,281,602
                                                            ----------       ----------

       Increase in cash and
         cash equvalents                                       570,659        1,033,765

       Effect of foreign currency translation                  (22,559)          31,161

Cash and cash equivalents:
   Beginning                                                   723,574        1,869,545
                                                            ----------       ----------

   Ending                                                    1,271,674        2,934,471
                                                            ==========       ==========

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended May 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 28, 1999.


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

         During the quarters ended May 31, 1999 and 1998, total comprehensive income amounted to $697,560 and $357,659 respectively.

NOTE 3.


                                   Basic EPS                  Diluted EPS

                               1999            1998       1999           1998
                               ----            ----       ----           ----
                                  (in thousands, except per share data)

Three Months Ended May 31

Net Income                     $  697         $  564     $  697        $  564
                               =====================     ====================

Weighted average common
     shares outstanding         5,804          5,792      5,804         5,792

Stock options                    --              --         100            94
                               ---------------------     --------------------
Total common equivalent
     shares outstanding         5,804          5,792      5,904         5,886
                               =====================      ===================

Net Income per share             $.12           $.10       $.12          $.10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $14.2 million in the first quarter of fiscal 2000, a decrease of 6% compared to the first quarter of fiscal 1999 when sales were $15.1 million. In-line skate sales volume decreases, combined with a decrease in the average selling price of the Company's Skate Attack brand, were the principal factors in the Company's net sales decline in the first quarter of fiscal 2000.

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

A breakdown and analysis of the Company's main product lines is as follows:

                                          First Quarter
                                 ---------------------------------
(amounts in millions)               Fiscal 2000       Fiscal 1999
                                 ---------------------------------
                                 Amount      %      Amount     %      Change
                                  -----    -----     -----   -----    -----

In-line Skates                    $11.3     79.6%    $12.3    81.5%    (8.1%)
In-line Accessories and Parts       1.5     10.6%      1.8    11.9%   (16.7%)
Ice Hockey Sticks                   0.5      3.5%      0.6     4.0%   (16.7%)
Ice Hockey Protective and Access.   0.9      6.3%      0.4     2.6%   125.0%
                                  -----    -----     -----   -----
                                  $14.2    100.0%    $15.1   100.0%    (6.0%)
                                  -----    -----     -----   -----

         The Company distributes products to numerous countries worldwide. A geographic breakdown for the first quarter is as follows:

                                          First Quarter
                                 ---------------------------------
(amounts in millions)               Fiscal 2000       Fiscal 1999
                                 ---------------------------------
                                 Amount      %      Amount     %      Change
                                  -----    -----     -----   -----    -----

Domestic                          $ 7.7     54.2%    $ 8.8    58.3%   (12.5%)
Canada                              4.8     33.8%      4.2    27.8%    14.3
Europe                              1.5     10.6%      2.1    13.9%   (28.6%)
Other International                 0.2      1.4%      0.0     0.0%   100.0%
                                  -----    -----     -----   -----
Total Net Sales                   $14.2    100.0%    $15.1   100.0%    (6.0%)
                                  =====    =====     =====   =====

         Several factors contributed to the Company's sales performance in the first quarter of fiscal 2000. The decrease in domestic sales is the result of a loss in product placements with the mass merchant distribution channels. This was a continued result of the mass merchants reduction in branded selections as well as a continued decline in the average price of in-line skates at the mass merchant level. Sales of the Company's Skate Attack brand (sold primarily to the mass merchants) decreased approximately 70% while sales of the Ultra Wheels brand increased 24%. During the first quarter of fiscal 1999, approximately 43% of the Company's in-line skate sales came from the sporting good chain stores compared to 78% during the first quarter of fiscal 2000. The increased sales in Canada were primarily the result of Hespeler ice hockey product sales and the continued strong acceptance of the Company's in-line products in Canada. The decrease in European sales is primarily the result of continued competitive pressures in the European in-line skate market and the continued number of in-line skate customers buying direct from Pacific Rim manufacturers. The increase in other international sales is primarily the result of the Company's continued efforts to open up new accounts in the international arena.

         While the Company believes there are some positive signs that the market conditions in the in-line industry may be improving, the national and international markets continue to be very competitive and under extreme price competition.

         Gross Margin As a percentage of net sales, the gross margin was 32% in the first quarter of fiscal 2000 compared to 29% in the first quarter of fiscal 1999. The increase in the gross margin as a percentage of net sales in the first quarter of fiscal 2000 was primarily due to an increase in the percentage of Ultra Wheels skates versus the Skate Attack skates and an increase in the percentage of total sales related to Hespeler products. As stated above the Company's strategy has been to focus on the sporting goods chain stores and its Ultra Wheels brand of in-line skates, which carry better margins.

         The Company's Ultra Wheels brand accounted for 79% of total net sales in the first quarter of fiscal 2000 compared to 61% in the first quarter of fiscal 1999, while the Company's Skate Attack brand accounted for 11% of total sales in the first quarter of fiscal 2000 compared to 32% in the first quarter of fiscal 1999. The Hespeler brand accounted for 10% of total net sales in the first quarter of fiscal 2000 compared to 7% in the first quarter of fiscal 1999.

         Operating Expenses. Selling expenses were $1.3 million, or 9% of total net sales, in the first quarter of fiscal 2000 compared to $1.4 million or 9% in the first quarter of fiscal 1999. The decrease in selling expenses in fiscal 2000 is primarily the result of a reduction in royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

         General and administrative expenses were $2.0 million, or 14% of total net sales, in the first quarter of fiscal 2000 compared to $1.7 million or 12% in the first quarter of fiscal 1999. The increase in general and administrative expenses in fiscal 2000 was primarily related to personnel costs and insurance costs.

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

         Other Income and Expense. Interest expense was $179,000 in the first quarter of fiscal 2000, compared to $359,000 in the first quarter of fiscal 1999. The decrease in interest expense for fiscal 2000 was primarily due to decreased usage of the Company's line of credit facility. The Company has continued to manage its cash flows, which during the first quarter resulted in a decrease in the outstanding balance of its line of credit facility as compared to the prior year's first quarter.

         Provision for Income Taxes. The Company's effective tax rate was 35% in the first quarter of fiscal 2000 compared to 33% in the first quarter of fiscal 1999. The slight increase in fiscal 2000 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues, deferred tax items and the level of pre-tax income.

         Net Income. The Company had net income of $697,000, or $.12 per share, in the first quarter of fiscal 2000 compared to $564,000 or $.10 per share, in fiscal 1999. The improvement for the first quarter can be primarily attributed to the increase in the gross margins as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of fiscal 2000, the Company's operations used $4.2 million of cash compared to $2.0 million in the first quarter of fiscal 1999. The increase in the net cash use by operations was primarily the result of the change in the Company's inventory and accounts payable balances.

         Net cash used in investing activities was $49,000 in the first quarter of fiscal 2000 compared to $262,000 in the first quarter of fiscal 1999. The use of cash for investing activities in fiscal 2000 was attributable to equipment purchases.

         Net cash provided by financing activities was $4.8 million in the first quarter of fiscal 2000 compared to $3.3 million in the first quarter of fiscal 1999. The increase in the net cash provided by financing activities was primarily due to the change in the Company's credit facility.

         The Company's debt to worth ratio was .8 to 1 as of May 31, 1999 compared to .6 to 1 as of February 28, 1999 and .7 to 1 as of May 31, 1998. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.2 million as of May 31, 1999.

         The Company's primary financing facility is a $10 million revolving credit line, which is subject to a borrowing base which is calculated twice a month, and is based on a percentage of eligible receivables and inventories. As of May 31, 1999, the borrowing base limitation was $10 million, of which $7.8 million was outstanding. In connection with this credit facility, the Company agreed, among other things, to maintain certain minimum financial ratio and income levels.

         The Company's revolving credit line expired June 30, 1999 and has been extended through September 1, 1999. The Company is reviewing financing proposals from various lenders and expects to enter into a new comparable financing facility.

         The Company believes its current cash position, funds available under existing bank arrangements, the ability to obtain additional financing, and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2000.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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



                                      FIRST TEAM SPORTS, INC.


                                      By:   /s/ John J. Egart
                                           John J. Egart
                                           President and CEO



                                  and By:   /s/ Kent A. Brunner
                                           Kent A. Brunner
                                           Vice President and CFO




Dated:   July  14, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
May 31, 1999
--------------------------------------------------------------------------------

                             FIRST TEAM SPORTS, INC.
--------------------------------------------------------------------------------

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

4.5 Summary of Rights to Purchase Share of Series A Preferred Stock-incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422

10.1* Amendment dated as of December 1, 1998 to Employment Agreement, Dated August 18, 1997, between the Company and Kent Brunner**

Exhibit
Number     Description

10.2* Amendment dated as of January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and John J. Egart**

10.3* Amendment dated as of January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist**

27*      Financial Data Schedule (included in electronic version only)


**Management contract or compensatory plan or arrangement.

-------------
*Filed herewith