Form 10-Q
period 1999-08-31
FIRST TEAM SPORTS INC
filed 1999-10-12
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                        Commission File No.:
  August 31, 1999                                                 0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,852,188 shares of Common Stock, $.01 par value per share, outstanding as of October 12, 1999.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      August 31, 1999 and February 28, 1999

                                                 August 31,      February 28,
                   ASSETS                          1999              1999
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $ 2,379,827      $   723,574
  Receivables:
    Trade, less allowance for
      doubtful accounts of $705,000 at
      August 31, 1999 and $642,000 at
      February 28, 1999                          11,092,444       12,284,005
  Refundable income taxes                         1,291,071        1,136,858
  Inventories                                    10,931,056       10,047,020
  Prepaid expenses                                  793,080          839,777
  Deferred income taxes                             842,000        1,175,000
                                                -----------      -----------

    Total current assets                         27,329,478       26,206,234

PROPERTY AND EQUIPMENT,
  Land                                              600,000          600,000
  Building                                        4,988,680        4,988,680
  Production equipment                            2,331,612        2,278,231
  Office furniture and equipment                  1,892,805        1,825,257
  Warehouse equipment                               939,212          937,677
  Vehicles                                          101,276          104,380
                                                -----------      -----------
                                                 10,853,585       10,734,225
  Less accumulated depreciation                   3,931,137        3,316,390
                                                -----------      -----------

                                                  6,922,448        7,417,835


DEFERRED INCOME TAXES                             2,251,000        1,988,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,862,000 at August
    31, 1999 and $3,687,000 at February
    28, 1999                                      1,505,365        1,680,024
  Goodwill, less accummulated amortization
    of $382,000 at August 31, 1999 and
    $329,000 at February 28, 1999                 1,066,251        1,119,197
  Other                                             677,428          723,104
                                                -----------      -----------

                                                  3,249,044        3,522,325
                                                -----------      -----------

                                                $39,751,970      $39,134,394
                                                ===========      ===========


See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      August 31, 1999 and February 28, 1999

                                                August 31,        February 28,
                                                   1999              1999
                                               ------------       ------------
                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                        $  6,500,000       $  2,525,000
  Current maturities of
    long-term debt                                1,234,461          1,305,763
  Accounts payable, trade                         1,940,252          3,692,759
  Accrued expenses                                  839,218          1,311,043
                                               ------------       ------------

    Total current liabilities                    10,513,931          8,834,565




LONG-TERM DEBT,
    less current maturities                       4,989,916          5,576,967


DEFERRED INCOME TAXES                               195,000            195,000


DEFERRED REVENUE                                    600,000            600,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and outstanding 5,852,188 shares at
    August 31, 1999, and 5,803,848 at
    February 28, 1999                                58,522             58,039
  Additional paid-in capital                      9,910,091          9,825,240
  Retained earnings                              14,304,110         14,647,756
Accumulated other comprehensive loss               (819,600)          (603,173)
                                               ------------       ------------

                                                 23,453,123         23,927,862
                                               ------------       ------------

                                               $ 39,751,970       $ 39,134,394
                                               ============       ============


See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended                     Six months ended
                                                August  31,                            August  31,
                                           1999              1998                1999               1998
                                       ------------       ------------       ------------       ------------

    Net sales                          $  7,264,628       $  9,239,152       $ 21,325,080       $ 24,354,248

    Cost of goods sold                    5,567,840         14,126,388         15,051,607         24,906,992
                                       ------------       ------------       ------------       ------------

        Gross profit                      1,696,788         (4,887,236)         6,273,473           (552,744)
                                       ------------       ------------       ------------       ------------

    Operating expenses:
      Selling                               923,848          1,379,795          2,249,307          2,780,156
      General and
        administrative                    2,000,503          2,223,080          3,994,021          3,972,650
                                       ------------       ------------       ------------       ------------

                                          2,924,351          3,602,875          6,243,328          6,752,806
                                       ------------       ------------       ------------       ------------

        Operating income/(loss)          (1,227,563)        (8,490,111)            30,145         (7,305,550)

      Interest expense                     (259,974)          (321,769)          (438,743)          (680,950)
                                       ------------       ------------       ------------       ------------

        Loss before
          income taxes                   (1,487,537)        (8,811,880)          (408,598)        (7,986,500)

    Income taxes                            447,163          2,966,856             64,952          2,684,303
                                       ------------       ------------       ------------       ------------

        Net loss for
          the period                   ($ 1,040,374)      ($ 5,845,024)      ($   343,646)      ($ 5,302,197)
                                       ============       ============       ============       ============



    Net loss per share:
       Basic                           ($      0.18)      ($      1.01)      ($      0.06)      ($      0.92)
       Diluted                         ($      0.18)      ($      1.01)      ($      0.06)      ($      0.92)

    Shares used in computation of
      net loss per share:
       Basic                              5,840,342          5,792,253          5,822,102          5,792,253
       Diluted                            5,840,342          5,792,253          5,822,102          5,792,253




    See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended August 31, 1999 and 1998
                                   (Unaudited)


                                                     August 31,         August 31,
                                                        1999               1998
                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         $   (343,646)      $ (5,302,197)
   Adjustments required to reconcile net
     loss to net cash provided by (used in)
     operating activities:
      Depreciation                                       614,747            627,722
      Amortization                                       287,763            580,844
      Deferred income taxes                               70,000               --
     Change in assets and liabilities:
       Receivables                                       976,251           (304,290)
       Inventories                                      (892,571)        11,839,982
       Prepaid expenses                                   46,509            128,997
       Accounts payable                               (1,747,853)          (774,523)
       Accrued expenses                                 (468,382)          (118,734)
       Income taxes                                     (148,421)        (2,152,891)
                                                    ------------       ------------

       Net cash provided by
         (used in) operating activities               (1,605,603)         4,524,910


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (124,091)          (141,739)
   Other                                                    --             (261,673)
                                                    ------------       ------------

       Net cash used in investing activities            (124,091)          (403,412)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term
     borrowings                                        3,975,000         (3,630,000)
   Proceeds on long-term borrowings                         --              262,760
   Principal payments on long-term
     borrowings                                         (657,780)          (540,276)
   Net proceeds from exercise of stock options            85,332               --
                                                    ------------       ------------

       Net cash provided by (used in)
         financing activities                          3,402,552         (3,907,516)

       Increase in cash and
         cash equvalents                               1,672,858            213,982

       Effect of foreign currency translation            (16,605)            (7,200)

Cash and cash equivalents:
   Beginning                                             723,574          1,869,545
                                                    ------------       ------------

   Ending                                           $  2,379,827       $  2,076,327
                                                    ============       ============


See accompanying notes.

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended August 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

         During the quarters ended August 31, 1999 and 1998, total comprehensive loss amounted to $($1,257,635) and ($6,239,933) respectively. During the six-month period ended August 31, 1999 and 1998, total comprehensive loss amounted to ($560,073) and ($5,903,447) respectively.

NOTE 3.


                                                        Basic EPS                 Diluted EPS

                                                   1999          1998          1999          1998
                                                 -------       -------       -------       -------
                                                           (in thousands, except per share data)
Three Months Ended August 31

Net Loss                                         ($1,040)      ($5,845)      ($1,040)      ($5,845)
                                                 =======       =======       =======       =======

Weighted average common
    Shares outstanding                             5,840         5,792         5,840         5,792

Stock options                                       --            --            --            --
                                                 -------       -------       -------       -------

Total common equivalent
    Shares outstanding                             5,840         5,792         5,840         5,792
                                                 =======       =======       =======       =======

Net Loss per share                               ($  .18)      ($ 1.01)      ($  .18)      ($ 1.01)





Six Months Ended August 31

Net Loss                                         ($  344)      ($5,302)      ($  344)      ($5,302)
                                                 =======       =======       =======       =======

Weighted average common
    Shares outstanding                             5,822         5,792         5,822         5,792

Stock options                                       --            --            --            --
                                                 -------       -------       -------       -------

Total common equivalent
    Shares outstanding                             5,822         5,792         5,822         5,792
                                                 =======       =======       =======       =======

Net Loss per share                               ($  .06)      ($  .92)      ($  .06)      ($  .92)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Sales. Net sales were $7.3 million in the second quarter of fiscal 2000, a decrease of 21% over the comparable quarter of fiscal 1999 when sales were $9.2 million. Net sales for the first six months of fiscal 2000 were $21.3 million, compared to $24.4 million for the first six months of fiscal 1999, a decrease of 13%. In-line skate sales volume decreases, combined with a decrease in the average selling price of the Company's Skate Attack brand, were the principal factors in the Company's net sales decline in both the second quarter and six-month period of fiscal 2000.

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

A breakdown and analysis for the Company's main product lines is as follows:


                                                                    Second Quarter
                                              -----------------------------------------------------------
 (amount in millions)                              Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                       $3.2         43.8%             $5.7        62.0%           (43.9%)
In-line Accessories and Parts                         1.1         15.1               1.4        15.2            (21.4)
Ice Hockey Sticks                                     1.1         15.1                .8         8.7             37.5
Ice Hockey Protective and Access.                     1.9         26.0               1.3        14.1             46.2
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $7.3        100.0%             $9.2       100.0%           (20.7%)
                                              ============    ===========     ===========    ============     ===========

                                                                   First Six Months
                                              -----------------------------------------------------------
(amount in millions)                               Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                      $14.3         67.1%            $18.0        73.8%           (20.6%)
In-line Accessories and Parts                         2.6         12.2               3.3        13.5            (21.2)
Ice Hockey Sticks                                     1.6          7.5               1.4         5.7             14.3
Ice Hockey Protective and Access.                     2.8         13.2               1.7         7.0             64.7
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $21.3        100.0%            $24.4       100.0%           (12.7%)
                                              ============    ===========     ===========    ============     ===========


The Company distributes products to numerous countries worldwide. A geographic breakdown is as follows:

                                                                    Second Quarter
                                              -----------------------------------------------------------
 (amount in millions)                              Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                             $4.0         54.8%             $4.8        52.2%           (16.7%)
Canada                                                2.7         37.0               3.4        37.0            (20.6)
Europe                                                0.1          1.4               0.5         5.4            (80.0)
Other International                                   0.5          6.8               0.5         5.4             --
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $7.3        100.0%             $9.2       100.0%           (20.7%)
                                              ============    ===========     ===========    ============     ===========


                                                                   First Six Months
                                              -----------------------------------------------------------
(amount in millions)                               Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                            $11.5         54.0%            $13.7        56.1%          (16.1%)
Canada                                                7.5         35.2               7.6        31.1            (1.3)
Europe                                                1.6          7.5               2.6        10.7           (38.5)
Other International                                   0.7          3.3               0.5         2.1            40.0
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $21.3        100.0%            $24.4       100.0%          (12.7%)
                                              ============    ===========     ===========    ============     ===========

Several factors contributed to the Company's sales performance in the second quarter of fiscal 2000. The decrease in domestic and Canadian sales was the result of a loss in product placements with the mass merchant distribution channels. This was a continued result of the mass merchants' reduction in branded selections as well as a continued decline in the average price of in-line skates at the mass merchant level. Sales of the Company's Skate Attack brand (sold primarily to the mass merchants) decreased approximately 70% both in the second quarter and for the six-month period. In addition, there was a decrease in the number of close out product sales in the second quarter of fiscal 2000 due to improved Company inventory levels and a decrease in excess inventory levels in the market place. The decrease in European sales was primarily the result of continued competitive pressures in the European in-line skate market and the continued number of in-line skate customers buying direct from Pacific Rim manufacturers. The increase in Other International sales was primarily the result of the Company's continued efforts to open new accounts in the international arena.

While the Company believes there are some positive signs that the market conditions in the in-line industry are improving, the national and international markets continue to be very competitive and under extreme price competition.

Gross Margin As a percentage of net sales, the gross margin was 23.4% in the second quarter of fiscal 2000 compared to (52.9%) in the second quarter of fiscal 1999. The gross margin as a percentage of net sales for the six-month period of fiscal 2000 was 29.4% compared to (2.3 %) for fiscal 1999.

The improvement in the gross margin in the second quarter and for the six month period is primarily due to an increase in the percentage of Ultra Wheels skate sales, which normally carry higher margins, versus Skate Attack skates sales and an increase in the percentage of total sales related to Hespeler products. In addition the Company's decision to restructure its production philosophy, which was implemented in the latter half of fiscal 1999, has resulted in better inventory control and improved margins. During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories. The total amount of the writedown was approximately $6 million, which was recorded in the cost of goods sold section of the fiscal 1999 second quarter Statement of Operations. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company shifted the majority of its in-line skate production to offshore sources in an effort to reduce product costs.

The Company's UltraWheels brand of in-line skates accounted for approximately 77% and 86%, respectively, of total in-line skate sales in the second quarter and for the six month period of fiscal 2000 compared to 57% and 62%, respectively in fiscal 1999, while the Company's Skate Attack brand accounted for 23% and 14%, respectively, of total in-line skate sales in the second quarter and for the six month period of fiscal 2000 compared to 43% and 38%, respectively in fiscal 1999. The Hespeler brand accounted for approximately 41% and 21% of total net sales in the second quarter and for the six-month period of fiscal 2000 compared to 23% and 13%, respectively in fiscal 1999.

Operating Expenses. Selling expenses were $900,000 or 12.7% of total net sales in the second quarter and $2.2 million or 10.5% of total net sales for the six month period of fiscal 2000 compared to $1.4 million or 14.9% in the second quarter and $2.8 million or 11.4% for the six month period of fiscal 1999. The decrease in selling expenses in fiscal 2000 is primarily the result of a reduction in royalties and co-op advertising costs associated with the decreased sales volume, reduced convention and show expenses and management's efforts to closely monitor and control its expenditures.

General and administrative expenses were $2.0 million or 27.5% of total net sales in the second quarter and $4.0 million or 18.7% of total net sales for the six month period of fiscal 2000 compared to $2.2 million or 24.1 % in the second quarter and $4.0 million or 16.3% for the six month period of fiscal 1999. The decrease in the absolute dollar amount of the general and administrative expenses in the second quarter and in the six month period of fiscal 2000 was primarily due to the elimination of the administrative costs associated with the Company's Mothership subsidiary which was closed in the early part of fiscal 2000.

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

Other Income and Expense. Interest expense was $260,000 in the second quarter and $439,000 for the six-month period of fiscal 2000 compared to $322,000 in the second quarter and $681,000 for the six-month period of fiscal 1999. The decrease in interest expense for the both the second quarter and the six month period was primarily due to a decrease in the interest expense related to the Company's line of credit facility. The Company has continued to strongly manage its cash flows, which has resulted in a decrease in the average outstanding balance on the Company's line of credit facility during the second quarter and for the six-month period of fiscal 2000 as compared to the same periods of fiscal 1999.

Provision for Income Taxes. The Company's effective tax rate was 30.1% and 15.9%, respectively, in the second quarter and the six month period of fiscal 2000 compared to 33.7% and 33.6%, respectively, in the second quarter and six month period of fiscal 1999. The decrease in fiscal 2000 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues, deferred tax items and the level of pre-tax losses.

Net Loss. The Company had a net loss of ($1.0) million or ($.18) per share in the second quarter of fiscal 2000 compared to a net loss of ($5.8) million or ($1.01) per share in fiscal 1999. The Company had a net loss of ($344,000) or ($.06) per share for the six month period of fiscal 2000 compared to a net loss of ($5.3) million or ($.92) per share in fiscal 1999. The decrease in the net loss for both the second quarter and the six month period can be attributed to the improved gross margins, strong inventory controls by management which reduced the number of close out sales and eliminated the need for any large inventory write downs as was the case in fiscal 1999 and the reduction of operating expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

In the six-month period of fiscal 2000, the Company's operations used $1.6 million of cash compared to providing $4.5 million of cash in the six-month period of fiscal 1999. The decrease in the net cash provided by operations is primarily the result of the Company reducing its vendor payable balances. The large amount of cash provided by operations in the prior year was the result of the Company making a significant reduction of its old inventory. Management believes that its inventories need to be aggressively managed and controlled and has programs for effectively reducing unneeded inventory.

Net cash used in investing activities was $124,000 in the six-month period of fiscal 2000 compared to $403,000 in the six-month period of fiscal 1999. In fiscal 2000, this cash was used to fund equipment purchases.

Net cash provided by financing activities was $3.4 million in the six-month period of fiscal 1999 compared to cash used in financing activities of $3.9 million in the six-month period of fiscal 1999. The cash provided by this activity in fiscal 2000 was primarily due to the change in the Company's credit facility.

The Company's debt to worth ratio was .7 to 1 as of August 31, 1999, compared to
 .6 to 1 as of February 28, 1999 and .7 to 1 as of August 31, 1998. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.0 million as of August 31, 1999.

The Company, effective September 8, 1999, entered into a new financing package with Norwest Bank Minnesota N.A. This package included a new operating credit line and a refinancing of the Company's mortgage note. The primary financing facility is a $10 million revolving credit line, which is subject to a borrowing base calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of August 31, 1999, the borrowing base limitation was $9.1 million, of which $6.5 million was outstanding. In connection with this credit facility, the Company agreed, among other things, to maintain certain minimum financial ratio and income levels.

The Company's cash and cash equivalents were $2.4 million as of August 31, 1999, compared to $700,000 as of February 28, 1999 and $2.1 million as of August 31, 1998.

The Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2000.

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking, based on current expectations, and actual results may differ materially. These forward looking statements, in particular the statements regarding market conditions in the in-line skate industry and the sufficiency of the Company's capital resources, involve a number of risks and uncertainties which are described in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999, including (1) the size and strength of competing manufacturers of in-line skates, (2) the level of excess inventories and degree of price competition in the in-line skate market, (3) the Company's dependence on certain key customers, and (4) the effect of adverse weather conditions and overall economic conditions on the in-line skate market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies, therefore, the effect of foreign currencies has not been significant. The Company hedges its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible, thus reducing such exposure.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders.

         (a)      The Company held its Annual Meeting on June 8, 1999.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at six (6) by a vote of 5,034,027 shares in favor, 61,238 shares against and 41,173 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                             Number of             Number of
                Nominee                      Votes For           Votes Withheld
                -------                      ---------           --------------
           John J. Egart                     5,058,465               77,973
           David G. Soderquist               5,061,815               74,623
           Joe Mendelsohn                    5,061,565               74,873
           Timothy G. Rath                   5,061,515               74,923
           Stanley E. Hubbard                5,061,812               74,626
           William J. McMahon                5,057,915               78,523

                  The shareholders approved an increase in the number of shares reserved under the Company's 1994 stock option and incentive compensation from 1,325,000 to 1,725,000 by a vote of 1,822,845 shares in favor, 317,424 shares against and 43,633 shares abstaining, which votes excluded 2,952,486 shares ("broker non-votes").

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



                                          FIRST TEAM SPORTS, INC.


                                          By:   /s/ John J. Egart
                                                John J. Egart
                                                President and CEO



                                          By:   /s/ Kent A. Brunner
                                                Kent A. Brunner
                                                Vice President and CFO




Dated:   October 12, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
August 31, 1999
--------------------------------------------------------------------------------

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


-------------
*Filed herewith