Form 10-Q
period 1999-11-30
FIRST TEAM SPORTS INC
filed 2000-01-12
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                         Commission File No.:
November 30, 1999                                                   0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                    41-1545748
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

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,852,188 shares of Common Stock, $.01 par value per share, outstanding as of January 12, 2000.

PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1999 and February 28, 1999

                                                November 30,       February 28,
                   ASSETS                           1999               1999
                                                ------------       ------------
                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $  1,562,222       $    723,574
  Receivables:
    Trade, less allowance for
      doubtful accounts of $760,000 at
      November 30, 1999 and $642,000
      at February 28, 1999                        10,582,973         12,284,005
  Refundable income taxes                            199,251          1,136,858
  Inventories                                     11,604,643         10,047,020
  Prepaid expenses                                   691,132            839,777
  Deferred income taxes                              837,000          1,175,000
                                                ------------       ------------

    Total current assets                          25,477,221         26,206,234

PROPERTY AND EQUIPMENT
  Land                                               600,000            600,000
  Building                                         4,988,680          4,988,680
  Production equipment                             2,335,732          2,278,231
  Office furniture and equipment                   1,907,835          1,825,257
  Warehouse equipment                                942,075            937,677
  Vehicles                                            99,180            104,380
                                                ------------       ------------
                                                  10,873,502         10,734,225
  Less accumulated depreciation                   (4,185,366)        (3,316,390)
                                                ------------       ------------

                                                   6,688,136          7,417,835

DEFERRED INCOME TAXES                              2,325,000          1,988,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $3,949,000 at November
    30, 1999 and $3,687,000 at February
    28, 1999                                       1,418,034          1,680,024
  Goodwill, less accummulated amortization
    of $402,000 at November 30, 1999 and
    $329,000 at February 28, 1999                  1,046,602          1,119,197
  Other                                              654,448            723,104
                                                ------------       ------------

                                                   3,119,084          3,522,325
                                                ------------       ------------

                                                $ 37,609,441       $ 39,134,394
                                                ============       ============

See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 1999 and February 28, 1999

                                                November 30,      February 28,
LIABILITIES AND SHAREHOLDERS' EQUITY               1999                1999
                                               ------------       ------------
                                                (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                        $  2,264,948       $  2,525,000
  Current maturities of
    long-term debt                                  833,237          1,305,763
  Accounts payable, trade                         4,086,500          3,692,759
  Accrued expenses                                  779,232          1,311,043
                                               ------------       ------------


    Total current liabilities                     7,963,917          8,834,565




LONG-TERM DEBT,
    less current maturities                       5,791,474          5,576,967


Deferred income taxes                               194,000            195,000


DEFERRED REVENUE                                    600,000            600,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and outstanding 5,852,188 shares at
    November 30, 1999, and 5,803,848
    February 28, 1999                                58,522             58,039
  Additional paid-in capital                      9,910,091          9,825,240
  Retained earnings                              13,851,246         14,647,756
  Accumulated other comprehensive loss             (759,809)          (603,173)
                                               ------------       ------------

                                                 23,060,050         23,927,862
                                               ------------       ------------

                                               $ 37,609,441       $ 39,134,394
                                               ============       ============


See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                        Three months ended                     Nine months ended
                                            November 30,                          November 30,
                                      1999                1998              1999               1998
                                  ------------       ------------       ------------       ------------

Net sales                         $  9,575,365       $  7,566,638       $ 30,900,446       $ 31,920,886

Cost of goods sold                   7,159,744          5,566,265         22,211,351         30,473,059
                                  ------------       ------------       ------------       ------------

    Gross profit                     2,415,621          2,000,373          8,689,095          1,447,827
                                  ------------       ------------       ------------       ------------

Operating expenses:
  Selling                              943,483            845,808          3,192,789          3,625,962
  General and
    administrative                   1,935,576          1,789,910          5,929,599          5,762,562
                                  ------------       ------------       ------------       ------------

                                     2,879,059          2,635,718          9,122,388          9,388,524
                                  ------------       ------------       ------------       ------------

    Operating loss                    (463,438)          (635,345)          (433,293)        (7,940,697)

  Interest expense                    (274,985)          (178,713)          (713,728)          (859,663)
                                  ------------       ------------       ------------       ------------

    Loss before
      income taxes                    (738,423)          (814,058)        (1,147,021)        (8,800,360)

Income taxes                           285,559            237,042            350,511          2,921,345
                                  ------------       ------------       ------------       ------------

    Net loss for the
      period                      $   (452,864)      $   (577,016)      $   (796,510)      $ (5,879,015)
                                  ============       ============       ============       ============



Net loss per share:
    Basic                         ($      0.08)      ($      0.10)      ($      0.14)      ($      1.01)

Average Shares Outstanding
  used in computation of net
  loss per share:
    Basic                            5,852,188          5,797,385          5,832,057          5,793,951



See accompanying notes

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended November 30, 1999 and 1998
                                   (Unaudited)


                                                    November 30,       November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                     1999              1998
                                                    ------------       ------------
   Net Loss                                         $   (796,510)      $ (5,879,015)
   Adjustments required to reconcile net
     loss to net cash provided by
     operating activities:
      Depreciation                                       869,810            947,088
      Amortization                                       432,290            726,052
      Deferred income taxes                                 --                 --
     Change in assets and liabilities:
       Receivables                                     1,552,159          1,746,900
       Inventories                                    (1,552,755)        12,933,905
       Prepaid expenses                                  148,770            174,532
       Accounts payable                                  395,683           (973,549)
       Accrued expenses                                 (525,404)            13,286
       Income taxes                                      942,156         (2,370,578)
                                                    ------------       ------------

       Net cash provided by
         operating activities                          1,466,199          7,318,621
                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (147,364)          (303,456)
   Other                                                    --             (262,255)
                                                    ------------       ------------


       Net cash used in investing activities            (147,364)          (565,711)
                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on short-term borrowings                (260,052)        (6,530,000)
   Proceeds on long-term borrowings                    4,500,000            262,760
   Principal payments on long-term
     borrowings                                       (4,757,269)          (826,966)
   Net proceeds from exercise of stock options            85,334             11,312
                                                    ------------       ------------

       Net cash used in
          financing activities                          (431,987)        (7,082,894)
                                                    ------------       ------------

       Increase (decrease) in cash and
         cash equvalents                                 886,848           (329,984)

       Effect of foreign currency translation            (48,200)           (29,918)

Cash and cash equivalents:
   Beginning of period                                   723,574          1,869,545
                                                    ------------       ------------

   End of period                                    $  1,562,222       $  1,509,643
                                                    ============       ============


See accompanying notes

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended November 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

During the quarters ended November 30, 1999 and 1998, total comprehensive loss amounted to $($393,073) and ($405,940) respectively. During the nine-month period ended November 30, 1999 and 1998, total comprehensive loss amounted to ($953,146) and ($6,309,189) respectively.

NOTE 3.


                                          Basic EPS                 Diluted EPS

                                     1999          1998          1999          1998
                                   -------       -------       -------       -------
                                           (in thousands, except per share data)
Three Months Ended November 30

Net Loss                           ($  453)      ($  577)      ($  453)      ($  577)
                                   =======       =======       =======       =======

Weighted average common
    Shares outstanding               5,852         5,797         5,852         5,797

Stock options                         --            --            --            --
                                   -------       -------       -------       -------

Total common equivalent
    Shares outstanding               5,852         5,797         5,852         5,797
                                   =======       =======       =======       =======

Net Loss per share                 ($  .08)      ($  .10)      ($  .08)      ($  .10)





Nine Months Ended November 30

Net Loss                           ($  797)      ($5,879)      ($  797)      ($5,879)
                                   =======       =======       =======       =======

Weighted average common
    Shares outstanding               5,832         5,794         5,832         5,794

Stock options                         --            --            --            --
                                   -------       -------       -------       -------

Total common equivalent
    Shares outstanding               5,832         5,794         5,832         5,794
                                   =======       =======       =======       =======

Net Loss per share                 ($  .14)      ($ 1.01)      ($  .14)      ($ 1.01)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Sales. Net sales were $9.6 million in the third quarter of fiscal 2000, an increase of 27% over the comparable quarter of fiscal 1999 when sales were $7.6 million. Net sales for the first nine months of fiscal 2000 were $30.9 million, compared to $31.9 million for the first nine months of fiscal 1999, a decrease of 3%. In-line skate sales volume increases combined with an increase in the overall average selling price of in-line skates lines were the principal factors in the Company's net sales improvement in the third quarter fiscal 2000. The slight decline in net sales for the nine month period is the result of an increase in net sales of the Company's Ultra Wheels and Hespeler brands being offset by a greater decrease in sales of the Company's Skate Attack brand.

The Company's product groups consist primarily of in-line skates; in-line accessories and parts (primarily protective wear and replacement wheels and bearings); ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels, Skate Attack, Heavy and Third World in-line product lines and a Hespeler ice hockey line. The Ultra Wheels, Heavy and Third World lines consist of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily at the specialty and sporting goods chain stores.

A breakdown and analysis of the Company's net sales by main product lines is as follows:

                                                                    Third Quarter
                                              -----------------------------------------------------------
 (amount in millions)                              Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
In-line Skates                                       $6.9        71.9%              $4.9          64.5%          40.8%
In-line Accessories and Parts                         1.1        11.5%               1.1          14.5%         ---
Ice Hockey Sticks                                     0.6         6.2%               0.4           5.3%          50.0%
Ice Hockey Protective and Access.                     1.0        10.4%               1.2          15.8%         (16.7%)
                                              ------------    -----------     -----------     -----------     -----------
Total Net Sales                                      $9.6       100.0%              $7.6         100.0%          26.3%
                                              ============    ===========     ===========     ===========     ===========

                                                                  First Nine Months
                                              -----------------------------------------------------------
(amount in millions)                               Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
In-line Skates                                      $21.1        68.3%             $22.9          71.8%          (7.9%)
In-line Accessories and Parts                         3.7        12.0%               4.3          13.5%         (14.0%)
Ice Hockey Sticks                                     2.2         7.1%               1.8           5.6%          22.2%
Ice Hockey Protective and Access.                     3.9        12.6%               2.9           9.1%          34.5%
                                              ------------    -----------     -----------     -----------     -----------
Total Net Sales                                     $30.9       100.0%             $31.9         100.0%          (3.1%)
                                              ============    ===========     ===========     ===========     ===========

The Company distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

                                                                    Third Quarter
                                              -----------------------------------------------------------
 (amount in millions)                              Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
Domestic                                             $8.2          85.4%            $5.6           73.7%           46.4%
Canada                                                0.7           7.3%             1.0           13.2%         (30.0%)
Europe                                                0.5           5.2%             0.5            6.6%             ---
Other International                                   0.2           2.1%             0.5            6.6%         (60.0%)
                                              ------------    -----------     -----------     -----------     -----------
Total Net Sales                                      $9.6         100.0%            $7.6          100.0%        26.3%
                                              ============    ===========     ===========     ===========     ===========


                                                                  First Nine Months
                                              -----------------------------------------------------------
(amount in millions)                               Fiscal 2000                    Fiscal 1999
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
Domestic                                            $19.5        63.1%             $19.4          60.8%          0.5%
Canada                                                8.3        26.9%               8.4          26.3%         (1.2%)
Europe                                                2.2         7.1%               3.1           9.7%        (29.0%)
Other International                                   0.0         2.9%               1.0           3.1%        (10.0%)
                                                                              -----------     -----------
                                              ============    ===========                                     ===========
Total Net Sales                                     $30.9       100.0%             $31.9         100.0%         (3.1%)
                                              ============    ===========     ===========     ===========     ===========

Several factors contributed to the Company's sales performance in the third quarter and nine-month period of fiscal 2000. The increase in net sales in the third quarter was primarily in the domestic sales, and is the result of increased product placements with the large national sporting goods chains ("big box" retailers) and the independent local and regional sporting goods chains. The decrease in net sales for the nine-month period was due to sales decreases of the Company's in-line products, primarily in Europe. The slight decrease in North America was the result of a loss of product placements with mass merchant distribution channels. This reflects a continuation of mass merchant reduction in branded selections as well as a continued decline in the average price of in-line skates. The decrease in European sales was primarily the result of continued competitive pressures in the European in-line skate market and in-line skate customers continuing to buy direct from Pacific Rim manufacturers. The increase in the sales of the Hespeler Hockey brand was primarily due to the growing acceptance of the brand in both the US and Canadian markets.

While the Company believes there are some positive signs that market conditions in the in-line industry are improving and that the Company is improving its market share, both the national and international markets continue to be very competitive and under extreme price competition.

Gross Margin. As a percentage of net sales, the gross margin was 25% in the third quarter of fiscal 2000 compared to 26% in the third quarter of fiscal 1999. The gross margin as a percentage of net sales for the nine-month period of fiscal 2000 was 28%, compared to 5% for fiscal 1999.

The slight decrease in the gross margin in the third quarter of fiscal 2000 was primarily due to certain increased freight costs associated with holiday shipments, which resulted from manufacturing delays caused by various Far East weather situations.

The increase in the gross margin for the nine-month period is primarily due to an increase in the percentage of Ultra Wheels skate sales versus Skate Attack skate sales and an increase in the percentage of total sales related to Hespeler products. During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories. The total amount of the writedown was approximately $6 million, which was reflected as a charge against cost of goods, resulting in a significant margin reduction for the nine-month period in fiscal 1999 from 22% to 5%. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company shifted the majority of its in-line skate production to offshore sources in an effort to reduce product costs.

The Company's Ultra Wheels brand accounted for approximately 60% and 66%, respectively, of total net sales in the third quarter and for the nine month period of fiscal 2000 compared to 37% and 45%, respectively, in fiscal 1999. The Company's Skate Attack brand accounted for 23% and 15%, respectively, of total net sales in the third quarter and for the nine month period of fiscal 2000 compared to 42% and 40%, respectively, in fiscal 1999. The Hespeler brand accounted for approximately 17% and 19%, respectively, of total net sales in the third quarter and for the nine-month period of fiscal 2000 compared to 21% and 15%, respectively, in fiscal 1999.

Operating Expenses. Selling expenses were $943,000, or 9.9%, of total net sales in the third quarter and $3.2 million, or 10.3%, of total net sales for the nine-month period of fiscal 1999 compared to $846,000, or 11.2%, in the third quarter and $3.6 million, or 11.4%, for the nine-month period of fiscal 1999. The decrease in selling expenses as a percentage of net sales in both the third quarter and nine-month period was primarily the result of a reduction in advertising and trade show costs and of management's efforts to control expenditures. The increase in the absolute dollar amount of selling expenses for the third quarter of fiscal 1999 is primarily the result of an increase in commissions and royalties associated with the increased sales volume.

General and administrative expenses were $1.9 million, or 20.2%, of total net sales in the third quarter and $5.9 million, or 19.2%, of total net sales for the nine-month period of fiscal 2000 compared to $1.8 million, or 23.7%, in the third quarter and $5.8 million, or 18.1%, for the nine-month period of fiscal 1999. The slight increase in the absolute dollar amount of the general and administrative expenses for both the third quarter and the nine-month period was primarily due to increased insurance and personnel costs. The decrease in general and administrative expenses as a percentage of net sales in the third quarter was primarily due to the increase in the Company's sales volume versus the generally fixed nature of certain general and administrative expenses.

In fiscal 1997 the Company purchased a new software system and appropriate computer hardware. As part of the Company's selection process, the ability to recognize the year 2000 was a major requirement and thus the company was prepared for the change. The Company has not incurred any material issues related to the year 2000 on the Company's computerized information systems and has not incurred any material problems with vendors and/or customers not being ready. Based on current information, costs of addressing any potential or future problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

Interest Expense. Interest expense was $274,000 in the third quarter and $714,000 for the nine-month period of fiscal 2000 compared to $179,000 in the third quarter and $860,000 for the nine-month period of fiscal 1999. The increase in interest expense for the third quarter is primarily due to the interest expense related to the Company's line of credit facility. During the third quarter, the Company entered into a new credit facility and mortgage note, which resulted in some additional interest expenses. For the nine-month period, the interest expense decrease is primarily related to the Company's line of credit facility. The Company has continued to closely manage its cash flows, which has resulted in a decrease in the average outstanding balance on the Company's line of credit facility for the nine-month period of fiscal 2000 as compared to the same period of fiscal 1999.

Provision for Income Taxes. The Company's effective tax rate was 38.7% and 30.6%, respectively, in the third quarter and the nine month period of fiscal 2000 compared 29.1% and 33.2%, respectively, in the third quarter and nine month period of fiscal 1999. The slight changes in fiscal 2000 were primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues and the level of pre-tax income/(loss).

Net Loss. The Company had a net loss of ($453,000), or ($.08), per share in the third quarter of fiscal 2000 compared to a net loss of ($577,000), or ($.10), per share in fiscal 1999. The Company had a net loss of ($797,000), or ($.14), per share for the nine month period of fiscal 2000 compared to a net loss of ($5.9), million or ($1.01), per share in fiscal 1999. The improvement in financial results for the third quarter can be attributed to an increase in the sales volume and management's control over expenses, as discussed above. The improvement for the nine-month period can be attributed also to the increase in the gross margins, as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of fiscal 2000 the Company's operations provided $1.5 million of cash compared to $7.3 million in the nine-month period of fiscal 1999. The net cash provided by operations in fiscal 2000 was primarily the result of income tax refunds and a reduction of receivables. The large amount of cash provided by operations in the prior year was the result of the Company's conversion of old inventory to cash through bargain sales.

Net cash used in investing activities was $147,000 in the nine-month period of fiscal 2000 compared to $566,000 in the nine-month period of fiscal 1999. The use of cash for this activity was primarily attributable to expenditures relating to new computer and production equipment.

Net cash used in financing activities was $432,000 in the nine-month period of fiscal 2000 compared to $7.1 million in the nine-month period of fiscal 1999. The use of cash for this activity was primarily to reduce the Company's line of credit facility and long term debt obligations. Effective September 8, 1999, the Company entered into a new financing package. This package included a new operating credit line and a refinancing of the Company's mortgage note.

The Company's debt to worth ratio was .6 to 1 as of November 30, 1999, the same as it was as of February 28, 1999 and as of November 30, 1998. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.8 million as of November 30, 1999. As of November 30, 1999 the Company had a revolving line of credit with a bank that provides for borrowings of up to $10 million, subject to a borrowing base, which is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of November 30, 1999, the borrowing base was $9.9 million, of which $2.3 million was outstanding. In connection with this credit facility, the Company agreed, among other things to maintain certain minimum financial ratio and income levels.

The Company believes its current cash position; funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements.

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking, based on current expectations, and actual results may differ materially. These forward looking statements, in particular the statements regarding market conditions in the in-line skate industry and the sufficiency of the Company's capital resources, involve a number of risks and uncertainties, including (1) the size and strength of competing manufacturers of in-line stakes, (2) the level of excess inventories and degree of price competition in the in-line skate market,
(3) the Company's dependence on certain key customers, (4) the effect of adverse weather conditions and overall economic conditions on the in-line skate market, and (5) the ability of the Company to generate profits in the fourth quarter of fiscal 2000 and fiscal 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies, therefore, the effect of foreign currencies has not been significant. The Company limits its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible, thus reducing such exposure.

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



                                      FIRST TEAM SPORTS, INC.


                                      By: /s/ John J. Egart
                                                John J. Egart
                                                President and CEO



                                      By: /s/ Kent A. Brunner
                                                Kent A. Brunner
                                                Vice President and CFO




Dated:   January 12, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
November 30, 1999
      -------------------------------------------------------------------

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