Form 10-K
period 2000-02-29
FIRST TEAM SPORTS INC
filed 2000-05-25
CIK 820242

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 29, 2000        Commission File No: 000-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                 41-1545748
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)
                               1201 Lund Boulevard
                             Anoka, Minnesota 55303
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 8, 2000 was approximately $14,395,722 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common  Stock outstanding at May 8, 2000: 5,861,140.
                             -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a) General Development of Business.

         First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contract manufacturers) and distribution of in-line roller skates, ice skates, street hockey equipment, ice hockey sticks and equipment and related accessory products. In-line skates feature wheels mounted in a straight line on a light-weight metal or composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986 by David G. Soderquist, John J. Egart and Ronald W. Berg. Mr. Soderquist and Mr. Egart continue to serve as executive officers and directors of the Company. First Team Sports has the following wholly owned subsidiaries: Hespeler Hockey Company, a Nova Scotia, Canada unlimited liability company, Hespeler Hockey Holding, Inc., a Minnesota company, First Team Sports GmbH, an Austrian company, and First Team Sports Exports, Inc., a U.S. Virgin Islands corporation. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiaries.

         (b) Financial Information about Industry Segments.

         The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contract manufacturers) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items #6, #7, #8 and #14.

         (c) Narrative Description of Business.

                  (1) Products.

         The Company's principal products are in-line roller skates and ice hockey sticks marketed under the ULTRAWHEELS(R), SKATE ATTACK(R), and HESPELER(R) brand names. The Company also supplies in-line roller skates under various third party labels. UltraWheels brand skates are marketed to specialty and chain sporting goods dealers. The Skate Attack products are produced for sales to the mass merchant market. The Hespeler brand is marketed primarily to specialty and sporting goods chain store customers. The Company's in-line roller skates consist of a soft mesh and leather boot with internal supports and molded plastic boots with an integrated frame, or a frame riveted to the bottom of the boot, and high-density polyurethane wheels mounted on ball bearings.

                  (2) Status of products in development

         The Company continues to develop products for the recreational, and fitness categories, as well as, improving upon existing in-line skate models. The Company also continues to develop products for the growing ice hockey market, including pro-style sticks and protective equipment.

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

         The Company markets its products under a number of trade names and trademarks, including the following principal trademarks or registered trademarks of the Company: "UltraWheels", "Skate Attack", "Street Attack", "Ultra Ice", and "Hespeler". The Company owns numerous United States trademark registrations and has several pending trademark applications. The Company owns a large number of foreign trademark registrations, regularly files for registration of its more important trademarks in the United States and in numerous foreign countries and has several pending applications. The Company relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks. The Company has licenses to use the names and likeness of various hockey players, and related organizations as mentioned above. The Company has also filed eleven patent applications covering various parts of in-line skates and methods of producing its products.

                  (5) and (6) Seasonality and Working Capital

         The Company's marketing area covers North America, South America, Europe, Australia and the Far East. This large and diverse marketing area, along with the acceptance of the Company's products by athletes and recreational users, has helped reduce the seasonal variations in the Company's sales and in the demands on the Company's working capital. The Company's products are primarily used outdoors in the spring and summer months and therefore, are dependent on weather conditions. With approximately 96% of the Company's sales occurring in North America and Europe, the Company does have increased sales and demands on its working capital during the spring selling season.

                  (7) Major Customers.

         The Company believes that its customer relationships are excellent, and only one customer of the Company has accounted for more than 10% of the Company's sales in one or more of the past three fiscal years. In fiscal 2000, 1999 and 1998 Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 12%, 23% and 29%, respectively, of the Company's net sales.

                  (8) Backlog.

         The Company had approximately $7.9 million in unfilled purchase orders as of May 17, 2000, compared to approximately $7.6 million in unfilled purchase orders as of May 17, 1999. Approximately $7.0 million of these backlog orders are a result of spring booking orders to be shipped at future dates and approximately $887,000 result from orders of products that are temporarily unavailable. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

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

         The Company believes it has a significant share of the in-line roller skate market. K2 Inc. and Rollerblade, Inc., are considered to be the market leaders. The Company competes with K2 Inc., and Rollerblade, Inc. in all price and quality ranges. The Company believes that it would not be difficult for other companies, both new enterprises and established members of the sporting goods industry, to enter the in-line roller skate market, and, in fact, many new companies have entered this market in recent years.

                  (11) Research and development.

         Research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 2000, 1999 or 1998.

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

                  (13) Employees.

         As of May 1, 2000, the Company employed 73 full-time employees and 4 part-time employees.

         (d) Export Sales.

         The Company's wholly owned subsidiary, First Team Sports Exports, Inc., was formed in April 1991, which subsidiary has no assets attributable to any specific foreign geographic area. In fiscal 2000, 1999 and 1998 First Team Sports Exports, Inc. had export sales of $19.1 million, $16.4 million and $17.9 million representing approximately 42%, 39% and 32%, respectively, of the net sales of the Company. Canadian net sales were $12.8 million (28% of net sales) in fiscal 2000, $10.4 million (25% of net sales) in fiscal 1999, and $7.5 million (13% of net sales) in fiscal 1998. Sales outside North America were $6.2 million (14% of net sales) in fiscal 2000, $6.0 million (14% of net sales) in fiscal 1999, $10.4 million (18% of net sales) in fiscal 1998.


ITEM 2.  PROPERTIES

         The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property, which had a balance of approximately $4,350,000 as of May 1, 2000.

         The Company also occupies approximately 2,000 to 4,000 square feet of office space in Toronto, Canada and Graz, Austria for its subsidiaries, Hespeler Hockey Company and First Team Sports GmbH respectively. The Company leases these facilities with the leases having terms of one to four years.

ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the quarter ended February 29, 2000.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth the names and ages of the current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year. There are no family relationships among the officers named below.


Name and Age of                     Current Positions with Company and Principal
Executive Officer                   Occupations for the Past Five Years


John J. Egart, 50                   President and Chief Executive Officer of the
                                    Company since January 1994; Director of the
                                    Company since the Company's inception in May
                                    1986; Executive Vice President of the
                                    Company from the Company's inception in May
                                    1986 to January 1994.

David G. Soderquist, 51             Vice Chairman of the Company since January
                                    1994; Director of the Company since the
                                    Company's inception in May 1986; President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.

Leonard R. Vinson, Jr., 39          Senior Vice President Sales and Marketing of
                                    the Company since March 1, 1999; Senior Vice
                                    President Sales and Marketing for Bravo,
                                    Inc., a sporting goods company, from January
                                    1998 to February 1999; Vice President Sales and Marketing for Kryptonics, Inc., a sporting goods company, from October 1995 to January 1998; Co-founder of Pure Fun Sports, a sporting goods sales agency, from January
                                    1990 to October 1995.

Kent A. Brunner, 39                 Vice President and Chief Financial Officer
                                    of the Company since September 1998; Vice
                                    President/Finance of the Company from
                                    September 1998 to September 1996; Controller of the Company from November 1994 to September 1996; Audit Manager for McGladrey
                                    & Pullen, LLP, a national certified public accounting firm, from June 1988 to November
                                    1994.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information.

         The range of bid quotations for the Company's Common Stock during fiscal 2000 and fiscal 1999 was as follows:

              Quarter Ended                      High              Low
              -------------                      ----              ---
              May 31, 1998                       $4.000            $2.437
              August 31, 1998                    $2.687            $1.281
              November 30, 1998                  $1.937            $0.750
              February 28, 1999                  $2.125            $0.812

              May 31, 1999                       $3.250            $2.437
              August 31, 1999                    $3.313            $1.281
              November 30, 1999                  $2.469            $0.750
              February 28, 2000                  $3.500            $0.812



The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP". The above prices are bid quotations and may not necessarily represent actual transactions.

         (b) Holders.

         As of May 2, 2000, there were approximately 411 holders of record of the Company's Common Stock.

         (c) Dividends.

         The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA


                 Years ended February 29, 2000, February 28, 1998 and 1997, and February 29, 1996.
           --------------------------------------------------------------------------------------------

                                  2000             1999              1998             1997              1996
                                  ----             ----              ----             ----              ----
Operations Data:
Net Sales                  $45,003,424      $42,397,426       $56,336,906       $76,435,022       $97,667,448
Net Income/(Loss)              $17,505      ($5,845,104)      ($2,609,233)       $2,725,282        $7,811,857
Net Income (Loss)
  Per Share:
   Basic                          $.00           ($1.01)            ($.45)             $.47            $1.37
   Diluted                        $.00           ($1.01)            ($.45)             $.46            $1.30

Cash Dividends Paid
  Per Share                         --               --                --               --                --

Balance Sheet Data:
Total Assets               $42,248,508      $39,134,394       $51,690,373       $52,343,501      $55,957,802
Working Capital             19,214,465       17,371,669        25,051,180        27,921,689       24,944,985
Long-Term Debt               5,693,696        5,576,967         6,774,496         6,217,936        6,880,360
Shareholders' Equity        23,787,172       23,927,862        30,240,864        32,745,931       29,830,282


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         First Team Sports, Inc. is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels(TM) and Skate Attack(TM) in-line product lines and a Hespeler(TM) ice hockey line. The Ultra Wheels line consists of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS:

COMPARISON OF FISCAL 2000 TO 1999

Net Sales. Net sales increased 6% to $45.0 million in fiscal 2000 from $42.4 million in fiscal 1999. The improvement was primarily due to an increase in the Company's in-line skate unit sales and an increase in the unit sales of the Company's Hespeler ice hockey products.

A breakdown and analysis of the Company's main product lines is as follows:

(dollar amounts in millions)         Fiscal 2000       Fiscal 1999
                                   ---------------    --------------
                                   Amount       %     Amount       %    Change
                                   ------     ----    ------     ----   ------
In-line Skates                      $32.5      72%     $31.1      73%     5%
In-line Accessories And Parts         5.7      13%       5.8      14%    (2%)
Ice Hockey Sticks                     2.5       6%       2.2       5%    14%
Ice Hockey Protective And Access      4.3       9%       3.3       8%    30%
                                   ------     ----    ------     ----   ------
Total Net Sales                     $45.0     100%     $42.4     100%     6%


The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

(dollar amounts in millions)        Fiscal 2000        Fiscal 1999
                                   ---------------    ---------------
                                   Amount       %     Amount       %    Change
                                   ------     ----    ------     ----   ------
Domestic                            $26.0      58%     $26.0      61%     --
Canada                               12.8      28%      10.4      25%    23%
Europe                                4.5      10%       4.9      11%    (8%)
Otner International                   1.7       4%       1.1       3%    55%
                                   ------     ----    ------     ----   ------
Total Net Sales                     $45.0     100%     $42.4     100%     6%


Several factors contributed to the Company's sales performance in fiscal 2000. Although domestic sales were relatively unchanged, the Company achieved strong acceptance of its UltraWheels products and significantly increased sales to the large national sporting goods chains ("big box" retailers). This increase offset the decline in sales of the Company's Skate Attack products to mass merchant customers due to their reduction in branded inline skate offerings.

The increase in Canadian sales was the result of continued acceptance of the Company's in-line products and an increase in sales of Hespeler ice hockey products. The decrease in European sales was primarily the result of continued competitive pressures in the European in-line skate market, in-line skate customers continuing to buy direct from Pacific Rim manufacturers and the effect of the strong U.S. dollar versus European currencies. The increase in other international sales is the result of continued efforts by the Company to increase its international presence and the acceptance of the Company's strong product lines.

While the Company believes there are some positive signs that the market conditions in the in-line industry are improving, the national and international markets continue to be very competitive and under extreme price competition.

Gross Profit The Company's gross profit increased to $13.1 million (or 29.2 % of net sales) in fiscal 2000, from $4.3 million (or 10.2% of net sales) in fiscal 1999. The gross profit in fiscal 1999 was net of a $6 million inventory write-down charge. Excluding the impact of this charge, the gross profit as a percentage of net sales in fiscal 1999 was 24.4%.

The increase in the gross margin in fiscal 2000 was primarily due to an increase in the percentage of UltraWheels in-line skate sales as compared to Skate Attack in-line skate sales, as well as an increase in the percentage of total sales related to Hespeler products(1). During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories, by approximately $6.0 million, which was recorded in cost of goods sold. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company shifted the majority of its in-line skate production to offshore sources in an effort to reduce product costs.

The Company's UltraWheels brand accounted for approximately 61% of total net sales in fiscal 2000 compared to 47% in fiscal 1999. The Company's Skate Attack brand accounted for approximately 24% of total net sales in fiscal 2000 compared to 40% in fiscal 1999. The Hespeler brand accounted for approximately 15% of total net sales in fiscal 2000 compared to 13% in fiscal 1999.

Operating Expenses. Selling expenses were $4.5 million (or 10.1% of total net sales) in fiscal 2000 compared to $4.6 million (or 10.9%) in fiscal 1999. The decrease in selling expenses in fiscal 2000 was primarily due to management's efforts to control expenditures which resulted in a reduction of tradeshow and license costs.

General and administrative expenses were $7.6 million (or 16.9% of total net sales) in fiscal 2000 compared to $7.4 million (or 17.5 % of total net sales) in fiscal 1999. The increase in the absolute dollar amount of the general and administrative expenses was primarily due to increased personnel costs. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the increase in the Company's sales volume versus the somewhat fixed nature of certain general and administrative expenses.

Other Income and Expense. Interest expense was $.9 million in both fiscal 2000 and fiscal 1999. Interest expense is primarily related to the Company's working capital line of credit and the mortgage note on the Company headquarters.
---------------
1 The Company's Skate Attack brand, which is sold to mass merchant customers, is more of a commodity product in nature and generally has lower gross margin percentages than the Company's UltraWheel's brand and Hespeler products.

Provision for Income Taxes. The Company's effective tax rate was 45.4% for fiscal 2000 compared to 32.4% for fiscal 1999. The increase in fiscal 2000 is primarily due to the effect of state and foreign tax rates. Management believes that the deferred tax asset will more likely than not be recognized in future periods.

Net Income/(Loss). Net income was $17,505 (or .04% of net sales) in fiscal 2000 compared to a net loss of ($5.8) million (or (13.8%) of net sales) in fiscal 1999. The improvement can be attributed to the increase in both the sales volume and the gross profits as discussed above.

RESULTS OF OPERATIONS:

COMPARISON OF FISCAL 1999 TO 1998

Net Sales. Net sales decreased 25% to $42.4 million in fiscal 1999 from $56.3 million in fiscal 1998. The decline was primarily due to a decrease in the Company's in-line skate sales volume, combined with a decrease in the average selling price of both the Company's Skate Attack and UltraWheels in-line skate brands. The Company also experienced continued pricing pressures from all areas of the market place due primarily to excess inventory levels and competitive price cutting in the in-line skate industry.

A breakdown and analysis of the Company's main product lines is as follows:

(dollar amounts in millions)         Fiscal 1999       Fiscal 1998
                                   ---------------    ---------------
                                   Amount       %     Amount       %    Change
                                   ------     ----    ------     ----   ------
In-line Skates                      $31.1      73%     $47.0      83%    (34%)
In-line Accessories and Parts         5.8      14%       8.8      16%    (34%)
Ice Hockey Sticks                     2.2       5%       0.3       1%    100%
Ice Hockey Protective and Access      3.3       8%       0.2       0%    100%
                                   ------     ----    ------     ----   ------
Total Net Sales                     $42.4     100%     $56.3     100%    (25%)

The Company purchased Hespeler Hockey Company in September 1997; therefore, there were no ice hockey product sales during the first six months of fiscal 1998.

The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

(dollar amounts in millions)         Fiscal 1999       Fiscal 1998
                                   ---------------    ---------------
                                   Amount       %     Amount       %    Change
                                   ------     ----    ------     ----   ------
Domestic                            $26.0      61%     $38.4      68%    (32%)
Canada                               10.4      25%       7.5      13%     39%
Europe                                4.9      11%       7.4      13%    (34%)
Other International                   1.1       3%       3.0       6%    (63%)
                                   ------     ----    ------     ----   ------
Total Net Sales                     $42.4     100%     $56.3     100%    (25%)

Several factors contributed to the Company's sales performance in fiscal 1999. The decrease in domestic sales was the result of competitive price cutting which continued to plague the in-line skate industry and a reduction in placement with the mass merchant distribution channels. This was a direct result of the mass merchants reducing their branded selections as well as a continued decline in the average price of in-line skates. In addition, as part of the two-year malaise in the sporting goods industry, there has been a continued reduction of retail outlets, especially in the specialty area, and this also contributed significantly to our reduced revenues. The increased sales in Canada were primarily the result of Hespeler ice hockey product sales and the continued strong acceptance of the Company's in-line products in Canada. The decrease in European sales was primarily the result of excess inventory levels in the European market and an increase in the number of customers buying direct from Pacific Rim manufacturers. The decrease in other international sales was primarily the result of continued excess inventory levels in both the Pacific Rim and South American marketplaces.

Gross Profit The Company's gross profit declined to $4.3 million (or 10.2 % of net sales) in fiscal 1999, from $12.0 million (or 21.3% of net sales) in fiscal 1998. The gross profit in fiscal 1999 was net of a $6.0 million inventory write-down. Excluding the impact of this charge, the gross profit as a percentage of net sales increased to 24.4%.

During the second quarter of fiscal 1999 the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories, which was recorded in cost of goods sold. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company is shifting the majority of its in-line skate production to offshore sources in an effort to reduce product costs. The remaining increase in the gross profit was due mainly to the sales mix, which included a larger portion of Hespeler ice hockey products.

Operating Expenses. Selling expenses were $4.6 million (or 10.9% of total net sales) in fiscal 1999 compared to $5.8 million (or 10.3%) in fiscal 1998. The decrease in the absolute dollar amount of selling expenses in fiscal 1999 was primarily the result of a reduction in commissions, royalties and co-op advertising costs associated with the decreased sales volume and management's efforts to closely monitor and control its expenditures.

General and administrative expenses were $7.4 million (or 17.5% of total net sales) in fiscal 1999 compared to $8.1 million (or 14.3 % of total net sales) in fiscal 1998. The decrease in the absolute dollar amount of the general and administrative expenses was primarily due to decreases in insurance costs and bad debt expenses associated with the reduced sales volume. The increase in general and administrative expenses as a percentage of net sales was primarily due to the reduction in the Company's sales volume versus the somewhat fixed nature of certain general and administrative expenses.

Other Income and Expense. Interest expense was $.9 million in fiscal 1999 compared to $1.0 million in fiscal 1998. The decrease in interest expense was primarily due to a reduction of the interest costs related to the Company's line of credit facility.

Provision for Income Taxes. The Company's effective tax rate was 32.4% for fiscal 1999 compared to 33.7% for fiscal 1998. The slight change in fiscal 1999 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues and the level of pre-tax income/(loss).

Net Loss. Net loss was ($5.8) million (or (13.8%) of net sales) in fiscal 1999, compared to ($2.6) million (or (4.6%) of net sales) in fiscal 1998. The decrease can be attributed to the decrease in both the sales volume and the gross profits, and the large write-down of inventory as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used $1.7 million of cash in fiscal 2000 compared to providing $6.5 million of cash in fiscal 1999. The cash used in the current year was primarily the result of an increase in the Company's receivables due to increased sales volume in the last quarter and increased inventory balances from improved product shipment by vendors. The large amount of cash provided by operations in the prior year was primarily the result of the Company's conversion of old inventory to cash through bargain sales.

Net cash used in investing activities was $.3 million in fiscal 2000 and in fiscal 1999. The use of cash for this activity was primarily attributable to expenditures relating to new computer and production equipment and in fiscal 1999 to new licensing arrangements.

Net cash provided by financing activities was $2.2 million in fiscal 2000 compared to net cash used in financing activities of $7.3 million in fiscal 1999. The net cash provided by this activity in fiscal 2000 was primarily for funding the normal day-to-day operations of the Company. The net use of cash for this activity in fiscal 1999 was primarily from paying down the Company's line of credit facility and long-term debt obligations. Effective September 8, 1999, the Company entered into a new financing package. This package included a new operating facility and a refinancing of the Company's mortgage note.

The Company's total debt to worth ratio was .8 to 1 as of February 29, 2000, compared to .6 to 1 as of February 28, 1999. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.7 million as of February 29, 2000 (see Note 6 in Notes to Financial Statements).

The Company's primary financing facility is a $10 million revolving credit line, which is subject to a borrowing base that is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of February 29, 2000 the borrowing base limitation was $10 million, of which $4.9 million was outstanding.

In connection with this credit facility, the Company agreed, among other things, to maintain certain minimum financial ratios and income levels.

The Company believes its current cash position, funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2001.


Outlook:  Issues And Uncertainties

         The Company does not provide forecasts of future financial performance. Certain statements contained in this report are based on current expectations. These statements are forward looking and are subject to certain risks and uncertainties. The Company's actual results may differ materially from those projected.


         The Company believes that the total number of in-line skating participants worldwide will continue to remain strong in fiscal 2001, especially in the younger age categories. The Company believes the innovative new products currently on the market will continue to intrigue avid participants of in-line skating and will improve the recruitment of new participants. The Company also believes that the number of ice hockey participants worldwide, especially in the United States, will continue to grow in fiscal 2001.

         The Company's strategy has been, and continues to be, to introduce high-quality, innovative, price-valued products designed specifically for the recreational, fitness and youth market segments, consequently, driving customer demand toward newer products. In addition, the Company plans to continue its diversification through synergistic acquisitions. Future production capacity is planned based on the continued success of the Company's strategy. If the market does not continue to grow and move toward value-priced products, revenues and earnings will likely continue to be adversely impacted.

         The Company's gross margin is a sensitive function of the product mix sold, pricing and the market conditions in any given period. As a result of the Company's Skate Attack brand being sold to the mass merchant customers, the product is more like a commodity and generally has lower gross margin percentages than the Company's UltraWheels brand and Hespeler Hockey products. As a result, future gross margin percentages are difficult to predict.

         While management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

         Competition. The Company competes with numerous manufacturers of in-line skates domestically and internationally, and anticipates future competition from other large and well-established sporting goods manufacturers. K2 and Rollerblade are the Company's primary competitors and have substantially greater resources than the Company. The intense price competition in the in-line skate market has put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) offer innovative products at commercially-acceptable prices; (ii) develop new innovative products and generate market demand for such products; and (iii) continue to develop and expand its international business.

         Dependence on Key Customers. During the fiscal year ended February 29, 2000, sales to Wal-Mart accounted for 12% of the Company's revenues. Increased competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's relationship with Wal-Mart and/or other major customers. Decreased orders from this customer or other major customers would have a material adverse impact on the Company's financial results.

         Other. The Company's products are primarily used outdoors and therefore adverse weather conditions can have a negative impact on consumer demand. Because the Company's products are of a recreational nature and not considered basic necessities, a general decline in overall economic conditions may have a greater adverse effect on the Company's sales.


         Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies; therefore, the effect of foreign currencies has not been significant. The Company attempts to limit its exposure to translation gains and losses by maintaining and controlling its foreign cash flows whenever possible.

         Considering both the anticipated foreign sales and results of operations for the next year, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected fiscal 2001 sales and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

         Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies; therefore, the effect of foreign currencies has not been significant. The Company limits its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed below are included herein immediately following the signature page of this Form 10-K on the pages set forth:

                                                                            Page
Independent Auditor's Report on Consolidated Financial Statements
     and Schedule for the years ended February 29, 2000,
     February 28, 1999 and 1998..............................................F-1

Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999....F-2

Consolidated Statements of Operations for the years
         ended February 29, 2000 and February 28, 1999 and 1998 .............F-4

Consolidated Statements of Shareholders' Equity for the years ended
         February 29, 2000 and February 28, 1999 and 1998....................F-5

Consolidated Statements of Cash Flows for the years ended
         February 29, 2000, and February 28, 1999, and 1998 .................F-6

Notes to Consolidated Financial Statements...................................F-7

Schedule II - Reserve Accounts..............................................F-24

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Other than "Executive Officers of the Company", which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2000 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2000 in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2000 in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2000 in connection with the Company's 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

         Independent Auditor's Report on Consolidated Financial Statements and
                  Schedule for the years ended February 29, 2000 and February 28, 1999 and 1998.

         Consolidated Balance Sheets as of February 29, 2000 and February 28,
                  1999 and 1998.

         Consolidated Statements of Operations for the years ended February 29, 2000 and February 28, 1999, and 1998.

         Consolidated Statements of Shareholders' Equity for the years ended
                  February 29, 2000, and February 28, 1999, and 1998.

         Consolidated Statements of Cash Flows for the years ended February 29,
                  2000 and February 28, 1999, and 1998.

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

         (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended February 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST TEAM SPORTS, INC.


May 25, 2000                By:  /s/ John J. Egart
                               John J. Egart
                               President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints John
J. Egart as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                            Date

/s/ John J. Egart                                              May 25, 2000
John J. Egart
President/Chief Executive Officer and Director
(Principal executive officer)

/s/ David G. Soderquist                                        May 25, 2000
David G. Soderquist
Vice Chairman and Director

/s/ Joe Mendelsohn                                             May 25, 2000
Joe Mendelsohn
Chairman and Director

(Signatures continued on following page)

Signature and Title                                             Date


/s/ Timothy G. Rath                                             May 25, 2000
Timothy G. Rath
Director

/s/ Stanley E. Hubbard                                          May 25, 2000
Stanley E. Hubbard
Director

/s/ William J. McMahon                                          May 25, 2000
William J. McMahon
Director

/s/ Kent A. Brunner                                             May 25, 2000
Kent A. Brunner
Vice President and Chief Financial Officer
(Principal financial and accounting officer)

                         Report of Independent Auditors


Shareholders and Board of Directors
First Team Sports, Inc.

We have audited the accompanying consolidated balance sheets of First Team Sports, Inc. as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Team Sports, Inc. at February 29, 2000 and February 28, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 14, 2000

                             First Team Sports, Inc.

                           Consolidated Balance Sheets


                                                                      February 29 2000  February 28 1999
                                                                     --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $     860,671     $     723,574
   Trade receivables, less allowance for doubtful accounts:
     2000--$765,000; 1999--$642,000                                         15,918,474        12,284,005
   Recoverable income taxes                                                          -         1,136,858
   Inventories                                                              12,079,722        10,047,020
   Prepaid expenses                                                          1,331,238           839,777
   Deferred income taxes                                                     1,179,000         1,175,000
                                                                     --------------------------------------
Total current assets                                                        31,369,105        26,206,234

Property, plant and equipment
Land                                                                           600,000           600,000
Building                                                                     4,988,680         4,988,680
Production equipment                                                         2,382,555         2,278,231
Office furniture and equipment                                               1,956,004         1,825,257
Warehouse equipment                                                            945,377           937,677
Vehicles                                                                        97,007           104,380
                                                                     --------------------------------------
                                                                            10,969,623        10,734,225
Less accumulated depreciation                                                4,411,801         3,316,390
                                                                     --------------------------------------
                                                                             6,557,822         7,417,835

Deferred income taxes                                                        1,821,000         1,988,000

Other assets
License agreements, less accumulated amortization:
   2000--$4,036,000; 1999--3,687,000                                         1,330,704         1,680,024
Goodwill, less accumulated amortization:
   2000--$463,000; 1999--$329,000                                            1,029,528         1,119,197
Other                                                                          140,349           723,104
                                                                     --------------------------------------
                                                                             2,500,581         3,522,325
                                                                     --------------------------------------
                                                                           $42,248,508       $39,134,394
                                                                     ======================================



                                                                      February 29, 2000  February 28, 1999
                                                                     --------------------------------------
Liabilities and shareholders' equity Current liabilities:
   Notes payable to bank                                                  $  4,912,275      $  2,525,000
   Trade accounts payable                                                    4,656,107         3,692,759
   Accrued expenses                                                          1,735,399         1,311,043
   Current maturities of long-term debt                                        850,859         1,305,763
                                                                     --------------------------------------
Total current liabilities                                                   12,154,640         8,834,565

Long-term debt, less current maturities                                      5,693,696         5,576,967

Deferred income taxes                                                           90,000           195,000

Deferred revenue                                                               523,000           600,000

Shareholders' equity
Common Stock, par value $.01 per share
   Authorized 10,000,000 shares
   Issued and outstanding: 2000--5,860,140 shares;
     1999--5,803,848 shares                                                     58,602            58,039
Additional paid-in capital                                                   9,926,180         9,825,240
Retained earnings                                                           14,665,261        14,647,756
Accumulated other comprehensive loss                                          (862,871)         (603,173)
                                                                     --------------------------------------
                                                                            23,787,172        23,927,862

                                                                     --------------------------------------
                                                                           $42,248,508       $39,134,394
                                                                     ======================================



See accompanying notes.

                             First Team Sports, Inc.

                      Consolidated Statements of Operations


                                                      Year ended
                                                     February 29,           Year ended February 28,
                                                         2000               1999               1998
                                                  ---------------------------------------------------------

Net sales                                               $45,003,424        $42,397,426        $56,336,906
Cost of goods sold                                       31,871,379         38,051,179         44,314,320
                                                  ---------------------------------------------------------
Gross profit                                             13,132,045          4,346,247         12,022,586

Operating expenses:
   Selling                                                4,532,710          4,619,077          5,826,993
   General and administrative                             7,621,020          7,420,735          8,056,546
   Writedown due to asset impairment                              -                  -            974,018
                                                  ---------------------------------------------------------
                                                         12,153,730         12,039,812         14,857,557
                                                  ---------------------------------------------------------

Operating income (loss)                                     978,315         (7,693,565)        (2,834,971)

Interest expense                                           (946,242)          (953,843)        (1,009,657)
Other expense, net                                                -                  -            (93,387)
                                                  ---------------------------------------------------------
Income (loss) before income tax benefit (expense)
                                                             32,073         (8,647,408)        (3,938,015)
Income tax (expense) benefit                                (14,568)         2,802,304          1,328,782
                                                  =========================================================
Net income (loss)                                    $       17,505       $ (5,845,104)      $ (2,609,233)
                                                  =========================================================

Net income (loss) per share:
   Basic                                                 $.00              $(1.01)            $(.45)
   Diluted                                               $.00              $(1.01)            $(.45)

Shares used in computation of net income (loss) per share:
     Basic                                                5,839,021          5,796,377          5,771,478
     Diluted                                              5,953,730          5,796,377          5,771,478


See accompanying notes.

                             First Team Sports, Inc.

                 Consolidated Statement of Shareholders' Equity





                                         Common Stock          Additional                 Accumulated Other       Total
                                  -------------------------     Paid-In       Retained      Comprehensive       Shareholders'
                                      Shares       Amount       Capital       Earnings           Loss            Equity
                                  --------------------------------------------------------------------------------------------

  Balance at February 28, 1997       5,749,796      $57,498     $9,586,340    $23,102,093     $        -        $32,745,931
     Exercise of stock options          12,910          129         65,517              -              -             65,646
     Common stock issued for
       acquisitions                     29,534          296        154,484              -              -            154,780
     Comprehensive loss:
       Foreign currency                      -            -              -              -       (116,260)          (116,260)
         translation
       Net loss                              -            -              -     (2,609,233)             -         (2,609,233)
                                                                                                            ------------------
     Total comprehensive loss                                                                                    (2,725,493)
                                  --------------------------------------------------------------------------------------------
  Balance at February 28, 1998       5,792,240       57,923      9,806,341     20,492,860       (116,260)        30,240,864
     Exercise of stock options          11,608          116         18,899              -              -             19,015
     Comprehensive loss:
       Foreign currency                      -            -              -              -       (486,913)          (486,913)
         translation
       Net loss                              -            -              -     (5,845,104)             -         (5,845,104)
                                                                                                            ------------------
     Total comprehensive loss                                                                                    (6,332,017)
                                  --------------------------------------------------------------------------------------------
  Balance at February 28, 1999       5,803,848       58,039      9,825,240     14,647,756       (603,173)        23,927,862
     Exercise of stock options          56,292          563        100,940              -              -            101,503
     Comprehensive loss:
       Foreign currency                      -            -              -              -       (259,698)          (259,698)
         translation
       Net income                            -            -              -         17,505              -             17,505
                                                                                                            ------------------
     Total comprehensive loss                                                                                      (242,193)
                                  --------------------------------------------------------------------------------------------
  Balance at February 29, 2000       5,860,140      $58,602     $9,926,180    $14,665,261      $(862,871)       $23,787,172
                                  ============================================================================================


See accompanying notes.

                             First Team Sports, Inc.

                      Consolidated Statements of Cash Flows

                                                                     Year ended
                                                                    February 29,        Year ended February 28,
                                                                        2000             1999            1998
                                                                  --------------------------------------------------

Cash flows from operating activities
Net income (loss)                                                   $     17,505     $ (5,845,104)    $(2,609,233)
Adjustments required to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                      1,101,379        1,332,718       1,880,137
     Amortization                                                        577,557          602,784         468,101
     Loss on writedown due to asset impairment                                 -                -         974,018
     Loss on retirement of equipment                                           -                -          93,387
     Deferred income taxes                                                58,000       (2,141,000)       (360,000)
     Deferred revenue                                                    (77,000)               -               -
     Write-down of inventories                                                 -        5,435,824               -
     Write-off of Mothership goodwill and intangibles                          -          293,000               -
     Change in operating assets and liabilities:
       Receivables                                                    (3,874,204)      (1,272,837)      7,090,703
       Inventories                                                    (2,040,235)       6,755,720        (966,257)
       Prepaid expenses                                                    1,235          116,296        (344,412)
       Accounts payable                                                  958,774        1,007,049      (2,377,925)
       Accrued expenses                                                  258,365         (333,730)        230,709
       Income taxes                                                    1,319,425          541,547      (1,512,753)
                                                                  --------------------------------------------------
Net cash (used in) provided by operating activities                   (1,699,199)       6,492,267       2,566,475

Cash flows from investing activities
Purchases of property, plant and equipment                              (250,986)        (330,496)     (1,497,979)
Business acquisitions                                                          -                -      (1,917,942)
Other                                                                          -                -        (696,328)
                                                                  --------------------------------------------------
Net cash used in investing activities                                   (250,986)        (330,496)     (4,112,249)

Cash flows from financing activities
Net proceeds (payments) on short-term borrowings                       2,387,275       (6,160,000)      2,402,408
Principal payments on long-term borrowings                            (4,837,277)      (1,134,158)     (1,261,377)
Proceeds from long-term borrowings                                     4,500,000                -       1,849,184
Net proceeds from exercise of stock options                              101,503           19,015          65,646
                                                                  --------------------------------------------------
Net cash provided by (used in) financing activities                    2,151,501       (7,275,143)      3,055,861
                                                                  --------------------------------------------------

Increase (decrease) in cash and cash equivalents                         201,316       (1,134,344)      1,510,087

Effect of foreign currency translation                                   (64,219)         (32,599)        (21,969)

Cash and cash equivalents:
   Beginning of year                                                     723,574        1,869,545         381,427
                                                                  --------------------------------------------------
   Ending of year                                                    $   860,671     $    723,574     $ 1,869,545
                                                                  ==================================================

See accompanying notes.

                             First Team Sports, Inc.

                   Notes to Consolidated Financial Statements

                                February 29, 2000


1. Nature of Business and Significant Accounting Policies

Nature of Business and Concentration of Credit Risk

The Company, which operates in one business segment, sells in-line roller skates and related accessories under the brand names UltraWheels(TM), and Skate Attack(TM), and ice hockey equipment under the brand name Hespeler(TM) to retail and sporting goods stores. These products are manufactured under outside production arrangements to the Company's specifications. Net sales to a specific geographic region for the years ended February 29, 2000 and February 28, 1999 totaled 28% and 25%, respectively, for Canada and 10% and 11%, respectively, for Europe.

Basis of Financial Statement Presentation and Accounting Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates.

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

                             First Team Sports, Inc.

1. Nature of Business and Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all demand deposit accounts and short-term cash investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as available-for-sale. The carrying value of cash equivalents approximates fair value at February 29, 2000 and February 28, 1999.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

   Building                                                  39 years
   Production equipment                                  2 - 10 years
   Office furniture and equipment                       3 -   7 years
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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense for the fiscal years 2000, 1999, and 1998 was $956,000, $911,000 and $1,755,000,
respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting basis of assets and liabilities.

Net Income (Loss) Per Share

Basic net income (loss) per share is the Company's net income (loss) divided by the weighted average number of Common Shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilutive effects of stock options and warrants.

                                                      Basic                           Diluted
                                         -------------------------------- ---------------------------------
                                            2000      1999       1998        2000       1999      1998
                                         -------------------------------- ---------------------------------
                                                      (In thousands, except per share data)

   Net income (loss)                      $     18   $(5,845)   $(2,609)   $     18    $(5,845)  $(2,609)
                                         ================================ =================================

   Weighted average common shares
     outstanding                             5,839     5,796      5,771       5,839      5,796     5,771

   Dilutive stock options                        -         -          -         115          -         -
                                         -------------------------------- ---------------------------------

   Total common shares outstanding for
     diluted calculation                     5,839     5,796      5,771       5,954      5,796     5,771
                                         ================================ =================================

   Net income (loss) per share              $.00     $(1.01)    $(.45)       $.00     $(1.01)    $(.45)

Fair Value of Financial Instruments

The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, notes payable to bank, trade accounts payable and long-term debt. At February 29, 2000, no separate comparison for fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

Comprehensive Loss

Comprehensive loss consists of the Company's net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of stockholders' equity.

2. Sales Information and Major Suppliers

Major Customers and Credit Risk

Net sales for fiscal years 2000, 1999 and 1998 include sales to one major customer representing 12%, 23% and 29% of net sales, respectively.

At February 29, 2000, 9% of the Company's trade receivables were due from the aforementioned customer and 40% were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credit arrangements and wire transfers to minimize its foreign credit risk.

Export Sales

The Company's export sales approximated 42%, 39% and 32% of net sales for fiscal years 2000, 1999 and 1998, respectively.

Major Suppliers

The Company had 56% of its products produced by three suppliers during fiscal 2000. Management believes that alternative suppliers are available in the event the Company is unable to obtain services from its three major suppliers.

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

The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisition been made as of those dates or results which may occur in the future.
                                     F - 12

4. Inventories

Inventories consist of the following:

                                       February 29, 2000   February 28, 1999
                                      ----------------------------------------

   Finished goods                           $11,103,385          $8,792,169
   Component parts                              976,337           1,254,851
                                      ----------------------------------------
                                            $12,079,722         $10,047,020
                                      ========================================

5. Notes Payable

The Company has a line-of-credit agreement with a bank subject to renewal on August 31, 2002, whereby it may borrow up to $10,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (8.75% at February 29, 2000). Borrowings under the credit arrangement are collateralized by substantially all corporate assets, excluding land and building. Outstanding borrowings under this arrangement totaled $4,912,275 and $2,525,000 at February 29, 2000 and February 28, 1999, respectively.

In connection with the line-of-credit agreement, the Company agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to attain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent.

6.       Long-Term Debt

Long-term debt consists of the following:

                                                                      February 29, 2000  February 28, 1999
                                                                     --------------------------------------

   Obligations under license agreements, due
     in varying installments, with
     interest imputed at 9.25%, through 2004
     (see note 9)                                                          $1,468,307        $1,669,937

   Mortgage note payable, due in monthly installments
     of $18,750 to August 2002, plus interest at the
     bank's prime rate (8.75% at February 29, 2000),
     secured by the building
                                                                            4,406,250                 -

   Mortgage notes payable, refinanced during fiscal 2000                            -         3,836,523

   Note payable to bank                                                             -           426,075

   Subordinated convertible exchangeable debentures,
     due in principal installments of $200,000 on
     March 1, 2000, and $325,000 on October 1, 2002
     plus interest at 5%
                                                                              525,000           725,000

   Other                                                                      144,999           225,195
                                                                     --------------------------------------
                                                                            6,544,556         6,882,730
   Less current maturities                                                    850,859         1,305,763
                                                                     --------------------------------------
                                                                           $5,693,696        $5,576,967
                                                                     ======================================


Aggregate future maturities of long-term debt for the next five fiscal years and the aggregate thereafter are as follows:

   2001                                                          $   850,859
   2002                                                              520,240
   2003                                                            4,591,607
   2004                                                              326,248
   2005                                                              255,602
   Thereafter                                                              -
                                                            -------------------
                                                                  $6,544,556
                                                            ===================

The subordinated convertible debentures were issued with triggerable warrants attached which enable the debenture holder to purchase 69,565 shares of common stock of the Company. The debentures are convertible at any time, in whole or in part, into shares of common stock of the Company at a conversion price of $5.75 to October 2002.

7. Income Taxes

Net deferred income taxes consist of the following components:

                                         February 29, 2000  February 28, 1999
                                         ------------------------------------
   Deferred tax assets:
     Receivable allowances                    $   269,000      $   261,000
     Inventory costs                              193,000          286,000
     Accrued expenses                             317,000          328,000
     License and patent agreements                323,000          284,000
     Net operating loss carryforwards           2,098,000        2,204,000
                                         ------------------------------------
                                                3,200,000        3,363,000

   Less: valuation allowance                     (200,000)        (200,000)

   Deferred tax liabilities:
     Depreciation                                 (90,000)        (195,000)
                                         ------------------------------------
   Net deferred tax assets                     $2,910,000       $2,968,000
                                         ====================================

The net deferred tax assets have been classified in the accompanying consolidated balance sheets as follows:

                                       February 29, 2000  February 28, 1999
                                       ------------------------------------

   Current assets                            $1,179,000       $1,175,000
   Non-current assets                         1,821,000        1,988,000
   Non-current liabilities                      (90,000)        (195,000)
                                       ------------------------------------
                                             $2,910,000       $2,968,000
                                       ====================================

For financial reporting purposes, the income (loss) before income tax effect is as follows:

                                         February 29,        February 28,
                                             2000        1999         1998
                                          ---------  -------------------------
   Income (loss) before income taxes:
     Domestic                              $371,628  $(8,652,382)  $(3,490,859)
     Foreign                               (339,555)       4,974      (447,156)
                                          ---------  -------------------------
                                           $ 32,073  $(8,647,408)  $(3,938,015)
                                          =========  =========================

The provisions for income tax (expense)/benefit for fiscal years 2000, 1999 and 1998 are as follows:

                                     2000          1999              1998
                                ------------------------------------------------
   Current:
     Federal                      $ (66,568)     $   637,304      $   698,782
     State                           (5,000)          26,000           68,000
     Foreign                        115,000           (2,000)         202,000
                                ------------------------------------------------
   Total current                     43,432          661,304          968,782

   Deferred:
     Federal                        (54,000)       1,985,000          330,000
     State                           (4,000)         156,000           30,000
                                ------------------------------------------------
   Total deferred                   (58,000)       2,141,000          360,000
                                ================================================
   Total income taxes             $ (14,568)      $2,802,304       $1,328,782
                                ================================================

The provisions for income tax expense benefit for fiscal years 2000, 1999 and 1998 differ from the amounts obtained by applying the federal income tax rate to pretax income (loss) as follows:

                                                         2000         1999           1998
                                                        -----------------------------------------

   Computed "expected" federal tax
     (benefit) expense                                  $(11,000)     $3,034,000    $1,378,000
   Increase (decrease) in taxes resulting from:
     State income taxes or benefit, net of
       federal effect                                     (5,000)        173,000        79,000
     Other items individually insignificant, net           1,432        (404,696)     (128,218)
                                                        -----------------------------------------
                                                        $(14,568)     $2,802,304    $1,328,782
                                                        =========================================

At February 29, 2000, the Company had operating loss carryforwards of $5.7 million that expire through 2019.

8. Shareholders' Equity

Stock Options

The Company has reserved 975,000 common shares for issuance under the First Team Sports, Inc. 1987 Stock Option Plan (the 1987 Plan) and 1,725,000 common shares under the First Team Sports, Inc. 1994 Stock Option and Incentive Compensation Plan (the 1994 Plan). Both plans provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code and nonqualified options not meeting the requirements of Section 422. All key employees of the Company are eligible to receive incentive and nonqualified stock options pursuant to the 1987 and 1994 Plans. Directors of the Company who are not employees may be granted nonqualified options under the Plans. Options are granted at the discretion of the Stock Option Committee. Options are nontransferable and generally granted at a price equal to the quoted market price of the shares at the date of grant.

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

Transactions involving stock options during fiscal year 2000, 1999 and 1998 are summarized as follows:

                                       2000                      1999                       1998
                             ---------------------------------------------------- -------------------------
                                            Weighted                  Weighted                  Weighted
                                            Average                    Average                   Average
                                            Exercise                  Exercise                  Exercise
                                Options      Price        Options       Price        Options      Price
                             ---------------------------------------------------- -------------------------

   Outstanding at beginning
     of year                    1,797,703     $2.70       1,375,703      $3.06         926,020     $9.21
   Exercised                      (30,500)     2.18               -          -          (6,800)     5.33
   Canceled                      (256,503)     2.54          (9,000)      2.75         (36,517)     8.75
   Granted                        380,000      2.31         431,000       1.55         493,000      3.62
                             ---------------------------------------------------- -------------------------
   Outstanding at end of        1,890,700     $2.62       1,797,703      $2.70       1,375,703     $3.06
     year
                             ==================================================== =========================

Weighted average fair value of options granted during 2000, 1999 and 1998 was $.91, $.65 and $1.30, respectively.

As of February 29, 2000 and February 28, 1999 and 1998 options covering 1,468,540, 1,137,369 and 755,697 shares, respectively, were exercisable at a weighted average exercise price of $2.80, $2.91 and $2.97 per share, respectively. In addition, the remaining stock options outstanding at February 29, 2000, become exercisable in the following fiscal years:


                                        Shares        Price Per Share
                                   -------------------------------------

   2001                                  300,831      $1.125 - $2.75
   2002                                  119,663        1.125 - 2.75
   2003                                    1,666           1.875

The following table summarizes information about stock options outstanding at February 29, 2000:

                                               Options Outstanding               Options Exercisable
                                       ------------------------------------ -------------------------------
                                        Weighted Average
                                            Remaining         Weighted                        Weighted
       Range of            Number       Contractual Life      Average           Number        Average
   Exercise Prices      Outstanding          (Years)       Exercise Price    Exercisable   Exercise Price
-------------------------------------- ------------------------------------ -------------------------------

   $1.125 - $2.625          747,000           6.4              $1.85             395,920       $1.83
    2.750 -   3.125         918,200           3.0               2.75             847,120        2.75
    4.250 -   6.250         225,500           6.9               4.64             225,500        4.64
                       ---------------                                      ---------------
   $1.125 - $6.250        1,890,700                                            1,468,540
                       ===============                                      ===============

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

Pro Forma Information

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net income (loss) and the net income (loss) per share would be the pro forma amounts reflected in the following table:

                                             2000       1999           1998
                                           ------------------------------------

Net income (loss) - as reported           $  17,505  $(5,845,104)  $(2,609,233)
Net income (loss) - pro forma              (414,965)  (6,515,977)   (3,238,483)

Net income (loss) per share - as reported:
  Basic                                      $.00      $(1.01)        $(.45)
  Diluted                                    $.00      $(1.01)        $(.45)

Net income (loss) per share - pro forma:
  Basic                                     $(.07)     $(1.12)        $(.56)
  Diluted                                   $(.07)     $(1.12)        $(.56)

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                        2000         1999           1998
                                    -------------------------------------------

Expected dividend yield                    -             -             -
Expected stock price volatility         54.4%         54.1%         48.8%
Risk-free interest rate                  6.4%          6.4%          6.4%
Expected life of options (years)         3.0           3.0           3.0

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

9. License Agreements

The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements, among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabilities (obligations under license agreements), and royalty payments based on percentages of sales for certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $355,103, $415,934 and $357,790 during fiscal years 2000, 1999 and 1998, respectively. In March 1997, the main license agreement was extended through 2004. The extension of the agreement does not require any guaranteed payments in aggregate above those required under the original agreement.

10. Employee Benefit Plan

The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $160,000, $156,000 and $174,000 for fiscal years 2000, 1999 and 1998, respectively.

11. Land and Deferred Revenue

In order to induce the Company to relocate its operation facility, the city of Anoka, Minnesota, gave the Company land in an industrial park with an approximate fair market value of $600,000. The gift was conditional upon the Company staying in the new building through December 31, 1999. The land and corresponding amount of deferred revenue have been recorded at $600,000, the estimated fair market value of the land. The $600,000 of deferred revenue is being recognized as a reduction of depreciation over the life of the building, 39 years.

12. Additional Cash Flow Information

                                           Year ended
                                           February 29,  Year ended February 28,
                                               2000       1999           1998
                                          -------------- -----------------------
Supplemental disclosures of cash flow
   information:
     Cash payments for:
       Interest                                $913,799   $1,087,447    $963,009
       Income taxes                              16,409        9,200     514,700

     Non-cash:
       License agreement                              -      262,760           -

                                                                     SCHEDULE II

FIRST TEAM SPORTS, INC.

RESERVE ACCOUNTS
Years Ended February 29, 2000, February 28, 1999 and 1998

                                               Balance at       Additions
                                               Beginning        Charged to                         Balance at
                                               Of Period        Expenses          Deductions*      End of Period
---------------------------------------------------------------------------------------------------------------------
1998 allowance for doubtful accounts            $565,171         $1,215,469        $1,115,137         $665,503
1999 allowance for doubtful accounts             665,503            486,475           509,751          642,227
2000 allowance for doubtful accounts             642,227            266,251           143,693          764,785


(*) Uncollectible accounts written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:                     Commission File No.:  000 -16422
February 29, 2000

                             FIRST TEAM SPORTS, INC.
          ------------------------------------------------------------

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

Exhibit
Number          Description

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

10.6 Amendment dated March 1, 1997 to License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated December 1, 1994 - incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997

10.7 License Agreement between the Company and Creative Sports Concepts, Inc. dated as of October 31, 1994 -- incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report Form 10-K for the year ended February 28, 1995

10.8 Company Bonus Plan for certain executive officers of the Company for fiscal 2000 -- incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended February 29, 1999**

10.9*    Company Bonus Plan for executive officers of the Company for fiscal
         2001**

10.10 The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989 -- incorporated by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**

10.11 The Company's 1993 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**


----------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number    Description


10.12 The Company's 1994 Stock Option and Incentive Compensation Plan -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1994**

10.13 Employment Agreement dated January 23, 1996 between the Company and John J. Egart -- incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.14 Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist -- incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**

10.15 1994 Stock Option and Incentive Compensation Plan, as amended through May 27, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1998**

10.16 Employment Agreement dated August 18, 1997 between the Company and Kent Brunner incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1997**

10.17 Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and John J. Egart - incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarter ended May 31, 1999**

10.18 Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist - incorporated by reference to Exhibit 10.3 to the Company's quarterly report on form 10-Q for the quarter ended May 31, 1999**

10.19 Amendment dated December 1, 1998 to employment agreement dated August 18, 1997 between the Company and Kent Brunner Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarter ended May 31, 1999**

10.20* Employment agreement dated January 1, 2000 between the Company and Leonard R. Vinson Jr. **

10.21* $8.5 million Revolving Note agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.

----------------
*Filed herewith
**Management contract or compensatory plan or arrangement.

Exhibit
Number    Description

10.22* $1.5 million Revolving Note agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.

10.23* $4.5 million Revolving Tern Note agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.

10.24* Credit and Security Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.

10.25* Mortgage and Security Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.

21 List of Subsidiaries - incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998

23.1*    Consent of Ernst & Young LLP

24* Power of Attorney of John J. Egart, David G. Soderquist, Joe Mendelsohn, Timothy G. Rath, Stanley E. Hubbard, William J. McMahon and Kent A. Brunner included in signature page on this Form 10-K

27.1* Financial Data Schedule for the year ended February 29, 2000 (included in electronic version only)


----------------
     *Filed herewith
     **Management contract or compensatory plan or arrangement.