Form 10-Q
period 2000-05-31
FIRST TEAM SPORTS INC
filed 2000-07-11
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                         Commission File No.:
  May 31, 2000                                                   0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                   41-1545748
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,861,640 shares of Common Stock, $.01 par value per share, outstanding as of July 10, 2000.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       May 31, 2000 and February 29, 2000

                                                             May 31,       February 29,
                    ASSETS                                     2000             2000
                                                          -----------      -----------
                                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                               $ 1,939,326      $   860,671
  Receivables:
    Trade, less allowance for
      doubtful accounts of $967,000 at
      May 31, 2000 and $765,000 at
      February 29, 2000                                    17,418,267       15,918,474
  Inventories                                              11,299,092       12,079,722
  Prepaid expenses                                          1,170,055        1,331,238
  Deferred income taxes                                     1,000,000        1,179,000
                                                          -----------      -----------
    Total current assets                                   32,826,740       31,369,105

PROPERTY AND EQUIPMENT
  Land                                                        600,000          600,000
  Building                                                  4,988,680        4,988,680
  Production equipment                                      2,382,348        2,382,555
  Office furniture and equipment                            2,063,607        1,956,004
  Warehouse equipment                                       1,047,232          945,377
  Vehicles                                                     95,142           97,007
                                                          -----------      -----------
                                                           11,177,009       10,969,623
  Less accumulated depreciation                             4,628,655        4,411,801
                                                          -----------      -----------

                                                            6,548,354        6,557,822


Deferred income taxes                                       1,450,000        1,821,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $4,123,000 at May 31,
    2000 and $4,036,000 at February 29, 2000                1,243,374        1,330,704
  Goodwill, less accumulated amortization
    of $495,000 at May 31, 2000 and $463,000
    at February 29, 2000                                      968,501        1,029,528
  Other                                                       114,012          140,349
                                                          -----------      -----------

                                                            2,325,887        2,500,581
                                                          -----------      -----------

                                                          $43,150,981      $42,248,508
                                                          ===========      ===========

   See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       May 31, 2000 and February 29, 2000


                                                         May 31,         February 29,
            LIABILITIES AND SHAREHOLDERS' EQUITY          2000               2000
                                                      ------------       ------------
                                                      (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                               $  6,323,349       $  4,912,275
  Current maturities of
    long-term debt                                         617,373            850,859
  Accounts payable, trade                                4,388,443          4,656,107
  Accrued expenses                                       1,128,379          1,735,399
                                                      ------------       ------------

    Total current liabilities                           12,457,544         12,154,640




LONG-TERM DEBT,
    less current maturities                              5,565,214          5,693,696


DEFERRED INCOME TAXES                                       90,000             90,000


DEFERRED REVENUE                                           519,160            523,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,861,640 shares at May 31, 2000 and
    5,860,140 shares at February 29, 2000                   58,617             58,602
  Additional paid-in capital                             9,928,602          9,926,180
  Retained earnings                                     15,558,087         14,665,261
  Accumulated other comprehensive loss                  (1,026,243)          (862,871)
                                                      ------------       ------------

                                                        24,519,063         23,787,172
                                                      ------------       ------------

                                                      $ 43,150,981       $ 42,248,508
                                                      ============       ============

   See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three months ended
                                               May 31,
                                       2000                1999
                                   ------------       ------------


Net sales                          $ 15,871,401       $ 14,176,606

Cost of goods sold                   10,776,006          9,599,922
                                   ------------       ------------

    Gross profit                      5,095,395          4,576,684
                                   ------------       ------------

Operating expenses:
  Selling                             1,435,922          1,325,459
  General and
    administrative                    1,988,117          1,993,517
                                   ------------       ------------

                                      3,424,039          3,318,976
                                   ------------       ------------

    Operating income                  1,671,356          1,257,708

  Interest expense                     (308,243)          (178,769)
                                   ------------       ------------

    Income before income
      tax expense                     1,363,113          1,078,939

Income tax expense                     (470,287)          (382,211)
                                   ------------       ------------

    Net income for the
      period                       $    892,826       $    696,728
                                   ------------       ------------


Net income per share:
  Basic                            $       0.15       $       0.12
  Diluted                          $       0.15       $       0.12

Shares used in computation of
  net income per share:
     Basic                            5,861,457          5,803,861
     Diluted                          6,041,686          5,904,487



         See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Three Months Ended May 31, 2000 and 1999
                                   (Unaudited)


                                                                     May 31,           May 31,
                                                                       2000              1999
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $   892,826       $   696,728
   Adjustments required to reconcile net
     income to net cash provided by (used in)
     operating activities:
      Depreciation                                                     220,676           307,416
      Amortization                                                     145,644           143,402
      Deferred income taxes                                            550,000              --
      Deferred revenue                                                  (3,840)             --
     Change in operating assets and liabilities:
       Receivables                                                  (1,526,731)       (5,333,047)
       Inventories                                                     672,677           (36,560)
       Prepaid expenses                                                158,276           210,118
       Accounts payable                                               (243,408)         (236,604)
       Accrued expenses                                               (600,544)         (376,487)
       Income taxes                                                       --             410,470
                                                                   -----------       -----------

       Net cash provided by (used in) operating activities             265,576        (4,214,564)
                                                                   -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (213,911)          (49,344)
                                                                   -----------       -----------

       Net cash used in investing activities                          (213,911)          (49,344)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on short-term borrowings                             1,411,074         5,240,000
   Principal payments on long-term
     borrowings                                                       (361,865)         (405,433)
   Proceeds from exercise of stock options                               2,437              --
                                                                   -----------       -----------

       Net cash provided by financing activities                     1,051,646         4,834,567
                                                                   -----------       -----------

       Increase in cash and
         cash equvalents                                             1,103,311           570,659

       Effect of foreign currency translation                          (24,656)          (22,559)

Cash and cash equivalents:
   Beginning                                                           860,671           723,574
                                                                   -----------       -----------

   Ending                                                          $ 1,939,326       $ 1,271,674
                                                                   ===========       ===========

See Notes to Consolidated Financial Statements

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended May 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 29, 2000.


NOTE 2.

During the quarters ended May 31, 2000 and 1999, total comprehensive income amounted to $729,454 and $697,560 respectively.

NOTE 3.


                                      Basic EPS               Diluted EPS
                                  2000         1999       2000           1999
                                    (in thousands, except per share data)

 Three Months Ended May 31

Net Income                       $  893       $  697     $  893         $  697
                                 ===================     =====================

Weighted average common
     shares outstanding           5,861        5,804      5,861          5,804

Stock options                       --           --         181            100
                                 -------------------     ---------------------

Total common equivalent
     shares outstanding           5,861        5,804      6,042          5,904
                                 ===================     =====================

Net Income per share               $.15         $.12       $.15           $.12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First Team Sports, Inc. is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels(TM) and Skate Attack (TM) in-line product lines and a Hespeler(TM) ice hockey line. The Ultra Wheels line consists of higher quality and higher priced products that are targeted for specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS

         Net Sales. Net sales were $15.9 million in the first quarter of fiscal 2001, an increase of 12% compared to the first quarter of fiscal 2000 when sales were $14.2 million. Increases in unit sales of in-line skates and ice hockey sticks and protective wear, were the principal factors in the Company's net sales increase in the first quarter of fiscal 2001.


A breakdown and analysis of the Company's main product lines is as follows:

 (dollar amounts in millions)                      Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
In-line Skates                                      $12.1        76.9%             $11.3          79.6%           7.1%
In-line Accessories and Parts                         1.5         9.4%               1.5          10.6%           0.0%
Ice Hockey Sticks                                     0.7         4.4%               0.5           3.5%          40.0%
Ice Hockey Protective and Access.                     1.6        10.1%               0.9           6.3%          77.8%
                                              ------------    -----------     -----------     -----------     -----------
Total Net Sales                                     $15.9       100.0%             $14.2         100.0%          12.0%
                                              ============    ===========     ===========     ===========     ===========

         The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales for the first quarter is as follows:

 (dollar amounts in millions)                      Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------     -----------     -----------
Domestic                                            $11.1          69.8%           $ 7.7           54.2%           44.2%
Canada                                                3.6          22.6%             4.8           33.8%         (25.0%)
Europe                                                0.8           5.1%             1.5           10.6%         (46.7%)
Other International                                   0.4           2.5%             0.2            1.4%         100.0%
                                              ------------    -----------     -----------     -----------     -----------
Total Net Sales                                     $15.9         100.0%           $14.2          100.0%          12.0%
                                              ============    ===========     ===========     ===========     ===========

         Several factors contributed to the Company's sales performance in the first quarter of fiscal 2001. The increase in domestic sales is the result of strong acceptance of the Company's UltraWheels products and significant increase in sales to the large national sporting goods chains ("big box" retailers). This increase offset a decline in sales of the Company's Skate Attack products to mass merchant customers due to their reduction in branded in-line skate offerings. During the first quarter of fiscal 2000, approximately 43% of the Company's in-line skate sales came from the sporting good chain stores compared to 78% during the first quarter of fiscal 2001. The decreased sales in Canada were primarily the result of the Company receiving product from its manufacturers earlier this year than in prior years and filling a greater portion of spring season orders from Canada during the Company's Fourth Quarter ended February 29, 2000, combined with a slight slow down in reorders due to poor weather conditions throughout the spring season in Canada. The decrease in European sales is primarily the result of continued competitive pressures in the European in-line skate market and the continued number of in-line skate customers buying direct from Pacific Rim manufacturers. The increase in other international sales is primarily the result of the Company's continued efforts to open up new accounts in the international arena.

         While the Company believes there are some positive signs that the market conditions in the in-line industry may be improving, the national and international markets continue to be very competitive and under extreme price competition.

         Gross Margin As a percentage of net sales, the Company's gross margin was 32% in the first quarter of fiscal 2001 and fiscal 2000. The relatively unchanged gross margin as a percentage of net sales in the first quarter of fiscal 2001 was primarily due to the continued strong percentage of Ultra Wheels skates being sold versus the Skate Attack skates and an increase in the percentage of total sales related to Hespeler products.

         The Company's Ultra Wheels brand accounted for 80% of total net sales in the first quarter of fiscal 2001 compared to 79% in the first quarter of fiscal 2000, while the Company's Skate Attack brand accounted for 6% of total sales in the first quarter of fiscal 2001 compared to 11% in the first quarter of fiscal 2000. The Hespeler brand accounted for 14% of total net sales in the first quarter of fiscal 2001 compared to 10% in the first quarter of fiscal 2000.

         Operating Expenses. Selling expenses were $1.4 million, or 9% of total net sales, in the first quarter of fiscal 2001 compared to $1.3 million or 9% in the first quarter of fiscal 2000. The increase in selling expenses in fiscal 2001 is primarily the result of an increase in commissions and co-op advertising costs associated with the increased sales volume.

         General and administrative expenses were $2.0 million, or 13% of total net sales, in the first quarter of fiscal 2001 compared to $2.0 million or 14% in the first quarter of fiscal 2000. The decrease in general and administrative expenses as a percentage of net sales in fiscal 2001 was primarily related to increased personnel costs being offset by decreased insurance and occupancy costs.

         Other Income and Expense. Interest expense was $308,000 in the first quarter of fiscal 2001, compared to $179,000 in the first quarter of fiscal 2000. The increase in interest expense for fiscal 2001 was primarily due to increased usage of the Company's line of credit facility and an increase in the bank prime rates. The increased rates affected both the Company's revolving line of credit facility and its term loan.

         Provision for Income Taxes. The Company's effective tax rate was 34.5% in the first quarter of fiscal 2001 compared to 35.4% in the first quarter of fiscal 2000. The slight decrease in fiscal 2001 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues, deferred tax items and the level of pre-tax income.

         Net Income. The Company had net income of $893,000, or $.15 per share, in the first quarter of fiscal 2001 compared to $697,000 or $.12 per share, in fiscal 2000. The improvement for the first quarter can be primarily attributed to the increase in the net sales as discussed above and management's continued control over the company's operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of fiscal 2001, the Company's operations provided $.3 million of cash compared to using $4.2 million of cash in the first quarter of fiscal 2000. The cash provided by operations in the current year was primarily the result of a decrease in the Company's inventory due to increased sales volume and recognition of deferred taxes due to usage of income tax NOL carryforwards. The large amount of cash used by operations in the prior year was primarily the result of an increase in the Company's receivable balances.

         Net cash used in investing activities was $214,000 in the first quarter of fiscal 2001 compared to $49,000 in the first quarter of fiscal 2000. The use of cash for investing activities in fiscal 2001 and fiscal 2000 was attributable to equipment purchases.

         Net cash provided by financing activities was $1.1million in the first quarter of fiscal 2001 compared to $4.8 million in the first quarter of fiscal 2000. The net cash provided by bank financing activities in both fiscal 2001 and 2000 was primarily for funding the normal day to day operations of the Company. The decrease in the amount provided in fiscal 2001 as compared to fiscal 2000 is the result of a larger portion of the Company's inventory being delivered earlier this year than last year resulting in a larger line of credit balance at the year ended February 29, 2000 compared to February 28, 1999.

         The Company's debt to worth ratio was .8 to 1 as of May 31, 2000, February 29, 2000 and May 31, 1999. The Company's long-term debt, which consists primarily of a term note secured by a mortgage on the Company's headquarters and warehouse building and obligations under endorsement license agreements, less current maturities, was $5.6 million as of May 31, 2000.

         The Company's primary financing facility is a $10 million revolving credit line, which expires August 31, 2002, bears interest at the banks prime rate and is subject to a borrowing base that is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of May 31, 2000, the borrowing base limitation was $10 million, of which $6.3 million was outstanding.

           In connection with this revolving credit facility, the Company agreed, among other things, to maintain certain minimum financial ratio and income levels.

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

         Interest Rate Risk. The Company's interest rate risk exposure results from the floating prime rate on the Company's revolving credit line and term loan. The impact of an increase in interest rates by 100 basis points (1%) would not have a material effect on the Company's financial statement.

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



                                  FIRST TEAM SPORTS, INC.


                                  By:   /s/ John J. Egart
                                  John J. Egart
                                  President and CEO



                                  and


                                  By:   /s/ Kent A. Brunner
                                  Kent A. Brunner
                                  Vice President and CFO




Dated:   July  11, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
May 31, 2000

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