Form 10-Q
period 2000-08-31
FIRST TEAM SPORTS INC
filed 2000-10-16
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                        Commission File No.:
  August 31, 2000                                                0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                 41-1545748
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

                                Yes__x__ No_____

                     ---------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,907,511 shares of Common Stock, $.01 par value per share, outstanding as of October 11, 2000.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      August 31, 2000 and February 29, 2000

                                                 August 31,      February 29,
                     ASSETS                         2000            2000
                                                (Unaudited)
                                                -----------      -----------

CURRENT ASSETS
  Cash and cash equivalents                     $   598,553      $   860,671
  Receivables:
    Trade, less allowance for
      doubtful accounts of $613,000 at
      August 31, 2000 and $765,000 at
      February 28, 2000                          10,345,079       15,918,474
  Inventories                                    11,042,539       12,079,722
  Prepaid expenses                                1,067,005        1,331,238
  Deferred income taxes                             740,000        1,179,000
                                                -----------      -----------

    Total current assets                         23,793,176       31,369,105

PROPERTY AND EQUIPMENT,
  Land                                              600,000          600,000
  Building                                        4,988,680        4,988,680
  Production equipment                            2,455,532        2,382,555
  Office furniture and equipment                  2,222,466        1,956,004
  Warehouse equipment                             1,047,232          945,377
  Vehicles                                           92,582           97,007
                                                -----------      -----------
                                                 11,406,492       10,969,623
  Less accumulated depreciation                   4,845,969        4,411,801
                                                -----------      -----------

                                                  6,560,523        6,557,822


DEFERRED INCOME TAXES                             1,931,000        1,821,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $4,211,000 at August
    31, 2000 and $4,036,000  at February
    29, 2000                                      1,156,044        1,330,704
  Goodwill, less accummulated amortization
    of $545,000  at August 31, 2000 and
    $463,000 at February 29, 2000                   947,236        1,029,528
  Other                                              97,158          140,349
                                                -----------      -----------

                                                  2,200,438        2,500,581
                                                -----------      -----------

                                                $34,485,137      $42,248,508
                                                ===========      ===========


 See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      August 31, 2000 and February 29, 2000

                                               August 31,        February 29,
LIABILITIES AND SHAREHOLDERS' EQUITY              2000               2000
                                              (Unaudited)
                                              ------------       ------------
CURRENT LIABILITIES
  Notes payable to bank                       $  1,140,565       $  4,912,275
  Current maturities of
    long-term debt                                 582,115            850,859
  Accounts payable, trade                        1,886,151          4,656,107
  Accrued expenses                               1,043,329          1,735,399
                                              ------------       ------------
    Total current liabilities                    4,652,160         12,154,640




LONG-TERM DEBT,
    less current maturities                      5,438,992          5,693,696


Deferred income taxes                               71,000             90,000


DEFERRED REVENUE                                   515,320            523,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,867,511 shares at August 31, 2000,
    and 5,803,848 February 29, 2000                 58,675             58,602
  Additional paid-in capital                     9,940,143          9,926,180
  Retained earnings                             14,834,500         14,665,261
  Accumulated other comprehensive loss          (1,025,653)          (862,871)
                                              ------------       ------------

                                                23,807,665         23,787,172
                                              ------------       ------------

                                              $ 34,485,137       $ 42,248,508
                                              ============       ============


 See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three months ended                   Six months ended
                                                 August  31,                         August  31,
                                         2000                1999             2000                1999
                                     ------------       ------------       ------------       ------------

Net sales                            $  8,564,306       $  7,264,628       $ 24,435,707       $ 21,325,080

Cost of goods sold                      6,172,128          5,567,840         16,948,134         15,051,607
                                     ------------       ------------       ------------       ------------
    Gross profit                        2,392,178          1,696,788          7,487,573          6,273,473
                                     ------------       ------------       ------------       ------------

Operating expenses:
  Selling                               1,244,371            923,848          2,680,293          2,249,307
  General and
    administrative                      1,985,472          2,000,503          3,973,589          3,994,021
                                     ------------       ------------       ------------       ------------

                                        3,229,843          2,924,351          6,653,882          6,243,328
                                     ------------       ------------       ------------       ------------

    Operating income/(loss)              (837,665)        (1,227,563)           833,691             30,145

  Interest expense                       (250,692)          (259,974)          (558,935)          (438,743)
                                     ------------       ------------       ------------       ------------

    Income/(loss) before
      income taxes                     (1,088,357)        (1,487,537)           274,756           (408,598)

Income taxes                              364,770            447,163           (105,517)            64,952
                                     ------------       ------------       ------------       ------------

    Net income/(loss) for
      the period                     $   (723,587)      $ (1,040,374)      $    169,239       $   (343,646)
                                     ============       ============       ============       ============



Net income/(loss) per share:
   Basic                             $      (0.12)      $      (0.18)      $       0.03       $      (0.06)
   Diluted                           $      (0.12)      $      (0.18)      $       0.03       $      (0.06)

Shares used in computation of
   net income/(loss) per share:
   Basic                                5,867,447          5,840,342          5,864,452          5,822,102
   Diluted                              5,867,447          5,840,342          5,996,642          5,822,102




    See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended August 31, 2000 and 1999
                                   (Unaudited)

                                                      August 31,        August 31,
                                                        2000                1999
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                 $   169,239       $  (343,646)
   Adjustments required to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
      Depreciation                                       441,460           614,747
      Amortization                                       300,144           287,763
      Deferred income taxes                              310,000              --
      Deferred revenue                                    (7,680)             --
     Change in assets and liabilities:
       Receivables                                     5,583,605           976,251
       Inventories                                       951,017          (892,571)
       Prepaid expenses                                  261,328            46,509
       Accounts payable                               (2,756,375)       (1,747,853)
       Accrued expenses                                 (733,109)         (468,382)
       Income taxes                                         --             (78,421)
                                                     -----------       -----------
       Net cash provided by
         (used in) operating activities                4,519,629        (1,605,603)
                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (449,616)         (124,091)
                                                     -----------       -----------

       Net cash used in investing activities            (449,616)         (124,091)
                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on short-term
     borrowings                                       (3,771,710)        3,975,000
   Principal payments on long-term
     borrowings                                         (523,343)         (657,780)
   Net proceeds from exercise of stock options            14,036            85,332
                                                     -----------       -----------

       Net cash provided by (used in)
         financing activities                         (4,281,017)        3,402,552
                                                     -----------       -----------

       Increase (decrease) in cash and
         cash equvalents                                (211,004)        1,672,858

       Effect of foreign currency translation            (51,114)          (16,605)

Cash and cash equivalents:
   Beginning                                             860,671           723,574
                                                     -----------       -----------

   Ending                                            $   598,553       $ 2,379,827
                                                     ===========       ===========

See accompanying notes.

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended August 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 29, 2000.


NOTE 2.

         During the quarters ended August 31, 2000 and 1999, total comprehensive loss amounted to ($722,997) and ($1,257,635) respectively. During the six-month period ended August 31, 2000 and 1999, total comprehensive income (loss) amounted to $6,457 and ($560,073) respectively.

NOTE 3.


                                       Basic EPS                  Diluted EPS

                                   2000         1999          2000          1999
                                   ----         ----          ----          ----
                                      (in thousands, except per share data)
Three Months Ended August 31

Net Loss                         ($  724)      ($1,040)      ($  724)      ($1,040)
                                 =======       =======       =======       =======

Weighted average common
    Shares outstanding             5,867         5,840         5,867         5,840

Stock options                       --            --            --            --
                                 -------       -------       -------       -------

Total common equivalent
    Shares outstanding             5,867         5,840         5,867         5,840
                                 =======       =======       =======       =======

Net Loss per share               ($  .12)      ($  .18)      ($  .12)      ($  .18)





Six Months Ended August 31

Net Income (Loss)                $   169       ($  344)      $   169       ($  344)
                                 =======       =======       =======       =======

Weighted average common
    Shares outstanding             5,864         5,822         5,864         5,822

Stock options                       --            --             133          --
                                 -------       -------       -------       -------

Total common equivalent
    Shares outstanding             5,864         5,822         5,997         5,822
                                 =======       =======       =======       =======

Net Income (Loss) per share      $   .03       ($  .06)      $   .03       ($  .06)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First Team Sports, Inc. is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels(TM) and Skate Attack(TM) in-line product lines and a Hespeler(TM) ice hockey line. The Ultra Wheels line consists of higher quality and higher priced products that are targeted for specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS

Net Sales. Net sales were $8.6 million in the second quarter of fiscal 2001, an increase of 17.9% over the comparable quarter of fiscal 2000 when sales were $7.3 million. Net sales for the first six months of fiscal 2001 were $24.4 million, compared to $21.3 million for the first six months of fiscal 2000, an increase of 14.6%. Increases in unit sales of in-line skates and ice hockey sticks and protective wear were the principal factors in the Company's net sales increases in both the second quarter and six-month period of fiscal 2001.

A breakdown and analysis for the Company's main product lines is as follows:


                                                                    Second Quarter
                                              -----------------------------------------------------------
 (dollar amount in millions)                       Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                       $4.2        48.8               $3.2           43.8           31.3
In-line Accessories and Parts                         1.2        14.0                1.1           15.1            9.1
Ice Hockey Sticks                                      .9        10.5                1.1           15.1          (18.2)
Ice Hockey Protective and Access.                     2.3        26.7                1.9           26.0           21.1
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $8.6       100.0%              $7.3          100.0%          17.8%
                                              ============    ===========     ===========    ============     ===========

                                                                   First Six Months
                                              -----------------------------------------------------------
(dollar amount in millions)                        Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                      $16.3         66.8            $14.3           67.1            14.0
In-line Accessories and Parts                         2.6         10.6              2.6           12.2              --
Ice Hockey Sticks                                     1.6          6.6              1.6            7.5              --
Ice Hockey Protective and Access.                     3.9         16.0              2.8           13.2            39.3
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $24.4        100.0%           $21.3          100.0%           14.6%
                                              ============    ===========     ===========    ============     ===========

The Company distributes products to numerous countries worldwide. A geographic breakdown is as follows:


                                                                    Second Quarter
                                              -----------------------------------------------------------
 (dollar amount in millions)                       Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount                 %        Amount            %           Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                             $5.2         60.5            $4.0           54.8            30.0
Canada                                                2.6         30.2             2.7           37.0            (3.7)
Europe                                                0.3          3.5             0.1            1.4           200.0
Other International                                   0.5          5.8             0.5            6.8              --
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $8.6        100.0%           $7.3          100.0%           17.8%
                                              ============    ===========     ===========    ============     ===========

                                                                   First Six Months
                                              -----------------------------------------------------------
(dollar amount in millions)                        Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %             Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                            $16.1         66.0           $11.5          54.0            40.0
Canada                                                6.2         25.4             7.5          35.2           (17.3)
Europe                                                1.1          4.5             1.6           7.5           (31.3)
Other International                                   1.0          4.1             0.7           3.3            42.9
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $24.4        100.0%          $21.3         100.0%           14.6%
                                              ============    ===========     ===========    ============     ===========

Several factors contributed to the Company's sales performance in the second quarter and six-month period of fiscal 2001. The increase in domestic sales is the result of strong acceptance of the Company's Ultra Wheels products and significant increase in sales to the large national sporting goods chains ("big box" retailers). This increase offset a decline in sales of the Company's Skate Attack products to mass merchant customers due to their general reduction in branded in-line skate offerings. During the second quarter and six month period of fiscal 2001, approximately 68% and 64%, respectively, of the Company's in-line skate sales came from the sporting good chain stores compared to 29% and 44%, respectively, during the second quarter and six-month period of fiscal 2000. The decreased sales in Canada were primarily the result of the Company receiving product from its manufacturers earlier this year than in prior years and filling a greater portion of spring season orders from Canada during the Company's Fourth Quarter ended February 29, 2000, combined with a slight slow down in reorders due to poor weather conditions throughout the spring season in Canada. The decrease in European sales for the six-month period is primarily the result of continued competitive pressures in the European in-line skate market, the continued number of in-line skate customers buying direct from Pacific Rim manufacturers and the effects of the strong US dollar. The increase in other international sales is primarily the result of the Company's continued efforts to open up new accounts in the international arena.

         The national and international markets continue to be very competitive and under extreme price competition.

Gross Margin As a percentage of net sales, the gross margin was 27.9% in the second quarter of fiscal 2001 compared to 23.4% in the second quarter of fiscal 2000. The gross margin as a percentage of net sales for the six-month period of fiscal 2001 was 30.6%, compared to 29.4 % for fiscal 2000.

The increase in the gross margin in the second quarter and for the six month period is primarily due to an increase in the percentage of Ultra Wheels skate sales versus Skate Attack skate sales and an increase of total sales related to Hespeler products.

The Company's UltraWheels brand of in-line skates accounted for approximately 98% and 95%, respectively, of total in-line skate sales in the second quarter and for the six month period of fiscal 2001 compared to 77% and 86%, respectively, in fiscal 2000, while the Company's Skate Attack brand accounted for 2% and 5%, respectively, of total in-line skate sales in the second quarter and for the six month period of fiscal 2001 compared to 23% and 14%, respectively, in fiscal 2000. The Hespeler brand accounted for approximately 37% and 23% of total net sales in the second quarter and for the six-month period of fiscal 2000 compared to 41% and 21%, respectively, in fiscal 2000.

Operating Expenses. Selling expenses were $1.2 million or 14.5% of total net sales in the second quarter and $2.7 million or 11.0% of total net sales for the six month period of fiscal 2001 compared to $900,000 or 12.7% in the second quarter and $2.2 million or 10.5% for the six-month period of fiscal 2000. The increase in selling expenses in fiscal 2001 is primarily the result of an increase in commissions and co-op advertising costs associated with the increased sales volume.

General and administrative expenses were $2.0 million or 23.2% of total net sales in the second quarter and $4.0 million or 16.3% of total net sales for the six month period of fiscal 2001 compared to $2.0 million or 27.5 % in the second quarter and $4.0 million or 18.7% for the six-month period of fiscal 2000. The decrease in the general and administrative expenses as a percentage of net sales in the second quarter and in the six- month period of fiscal 2001 was primarily due to the Company's continued control over expenditures despite an increase in sales volume.


Other Income and Expense. Interest expense was $251,000 in the second quarter and $559,000 for the six-month period of fiscal 2001 compared to $260,000 in the second quarter and $439,000 for the six-month period of fiscal 2000. The decrease in interest expense for second quarter was primarily due to a decrease in the Company's line of credit facility. The increase in interest expense for the six-month period of fiscal 2001 was primarily due to increased usage of the Company's line of credit facility and an increase in the bank prime rates. The increased rates affected both the Company's revolving line of credit facility and its term loan.

Provision for Income Taxes. The Company's effective tax rate was 33.5% and 38.4%, respectively, in the second quarter and the six month period of fiscal 2001 compared to 30.1% and 15.9%, respectively, in the second quarter and six month period of fiscal 2000. The increase in 2001 is primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues, deferred tax items and the level of pre-tax losses.

Net Loss. The Company had a net loss of ($724,000), or ($.12) per share, in the second quarter of fiscal 2001 compared to a net loss of ($1.0) million, or ($.18) per share, in fiscal 2000. The Company had net income of $169,000, or $.03 per share, for the six month period of fiscal 2001 compared to a net loss of ($344,000), or ($.06) per share, in fiscal 2000. The decrease in the net loss for the both the second quarter and the six month period can be attributed to the increased net sales, improved gross margins, and management's continued control over the Company's operating expenses, all as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

In the six-month period of fiscal 2001 the Company's operations provided $4.5 million of cash compared to using $1.6 million of cash in the six-month period of fiscal 2000. The cash provided by operations in the current year was primarily the result of a decrease in the Company's receivable and inventory balances. The cash used by operations in the prior year was primarily the result of an increase in the Company's inventory balances and funding of the Company's net loss.

Net cash used in investing activities was $450,000 in the six-month period of fiscal 2001 compared to $124,000 in the six-month period of fiscal 2000. The use of cash for investing activities in both fiscal 2001 and 2000 was attributable to equipment purchases.

Net cash used in financing activities was $4.3 million in the six-month period of fiscal 2000 compared to cash provided by financing activities of $3.4 million in the six-month period of fiscal 2000. The cash used by this activity in fiscal 2001 was primarily due to the change in the Company's credit facility.

The Company's debt to worth ratio was .5 to 1 as of August 31, 2000, compared to
 .8 to 1 as of February 29, 2000 and .7 to 1 as of August 31, 1999. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.4 million as of August 31, 2000.

The Company's primary financing facility is a $10 million revolving credit line, which expires August 31, 2002, bears interest at the banks' prime rate and is subject to a borrowing base that is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of August 31, 2000, the borrowing base limitation was $10 million, of which $1.1 million was outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market Risk. The Company's sales and results of operations are subject to foreign currency fluctuations. The Company's foreign operations are in countries with fairly stable currencies; therefore the effect of foreign currencies has not been significant. The Company attempts to limit its exposure to translation gains and losses by maintaining and controlling its foreign cash flows when possible, thus reducing such exposure.

         Interest Rate Risk. The Company's interest rate risk exposure results from the floating prime rate on the Company's revolving credit line and term loan. The impact of an increase in interest rates by 100 basis points (1%) would not have a material effect on the Company's financial statements.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders.

         (a)      The Company held its Annual Meeting on July 12, 2000.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at six (6) by a vote of 5,384,614 shares in favor, 52,144 shares against and 19,820 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                             Number of            Number of
                            Nominee          Votes For          Votes Withheld
                            -------          ---------          --------------
                 John J. Egart               5,385,887              70,691
                 David G. Soderquist         5,385,887              70,691
                 Joe Mendelsohn              5,374,037              82,541
                 Timothy G. Rath             5,385,637              70,941
                 Stanley E. Hubbard          5,385,637              70,941
                 William J. McMahon          5,370,637              85,941



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




Dated:   October 11, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                 Commission File No.:  0-16422
August 31, 2000
--------------------------------------------------------------------------------

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