Form 10-Q
period 2000-11-30
FIRST TEAM SPORTS INC
filed 2001-01-11
CIK 820242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                         Commission File No.:
  November 30, 2000                                                  0-16442

                             FIRST TEAM SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

    Minnesota                                                     41-1545748
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

                     ---------------------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,907,511 shares of Common Stock, $.01 par value per share, outstanding as of January 10, 2001.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                             FIRST TEAM SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 2000 and February 29, 2000

                                                November 30,     February 29,
                 ASSETS                             2000            2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,136,151      $   860,671
  Receivables:
    Trade, less allowance for
      doubtful accounts of $790,000 at
      November 30, 2000 and $765,000
      at February 29, 2000                        9,878,301       15,918,474
  Inventories                                     9,923,177       12,079,722
  Prepaid expenses                                  995,067        1,331,238
  Deferred income taxes                             778,000        1,179,000
                                                -----------      -----------
    Total current assets                         22,710,696       31,369,105

PROPERTY AND EQUIPMENT,
  Land                                              600,000          600,000
  Building                                        4,988,680        4,988,680
  Production equipment                            2,455,218        2,382,555
  Office furniture and equipment                  2,236,209        1,956,004
  Warehouse equipment                             1,047,232          945,377
  Vehicles                                           91,495           97,007
                                                -----------      -----------
                                                 11,418,834       10,969,623
  Less accumulated depreciation                   5,064,216        4,411,801
                                                -----------      -----------
                                                  6,354,618        6,557,822


DEFERRED INCOME TAXES                             1,893,000        1,821,000


OTHER ASSETS
  License agreements, less accumulated
    amortization of $4,298,000 at November
    30, 2000 and $4,036,000 at February
    29, 2000                                      1,068,713        1,330,704
  Goodwill, less accummulated amortization
    of $617,000 at November 30, 2000 and
    $463,000 at February 29, 2000                   875,918        1,029,528
  Other                                              78,520          140,349
                                                -----------      -----------
                                                  2,023,151        2,500,581
                                                -----------      -----------
                                                $32,981,465      $42,248,508
                                                ===========      ===========


 See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     November 30, 2000 and February 29, 2000

                                                November 30,       February 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2000              2000
                                                -----------        -----------
                                                 (Unaudited)
CURRENT LIABILITIES
  Notes payable to bank                          $      --          $ 4,912,275
  Current maturities of
    long-term debt                                   546,125            850,859
  Accounts payable, trade                          2,112,133          4,656,107
  Accrued expenses                                 1,125,859          1,735,399
                                                 -----------        -----------
    Total current liabilities                      3,784,117         12,154,640




LONG-TERM DEBT,
    less current maturities                        5,312,094          5,693,696


Deferred income taxes                                 71,000             90,000


DEFERRED REVENUE                                     511,480            523,000


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per
    share; authorized 10,000,000
    shares; issued and outstanding
    5,907,511 shares at November 30, 2000,
    and 5,803,848 February 29, 2000                   59,075             58,602
  Additional paid-in capital                      10,006,638          9,926,180
  Retained earnings                               14,436,426         14,665,261
  Accumulated other comprehensive loss            (1,199,365)          (862,871)
                                                 -----------        -----------
                                                  23,302,774         23,787,172
                                                 -----------        -----------
                                                 $32,981,465        $42,248,508
                                                 ===========        ===========


 See accompanying notes.

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended                  Nine months ended
                                              November 30,                         November 30,
                                        2000               1999              2000                1999
                                   ------------       ------------       ------------       ------------

Net sales                          $  8,349,138       $  9,575,365       $ 32,784,845       $ 30,900,446

Cost of goods sold                    5,798,029          7,159,744         22,746,161         22,211,351
                                   ------------       ------------       ------------       ------------

    Gross profit                      2,551,109          2,415,621         10,038,684          8,689,095
                                   ------------       ------------       ------------       ------------

Operating expenses:
  Selling                             1,109,390            943,483          3,789,683          3,192,789
  General and
    administrative                    1,815,367          1,935,576          5,788,957          5,929,599
                                   ------------       ------------       ------------       ------------

                                      2,924,757          2,879,059          9,578,640          9,122,388
                                   ------------       ------------       ------------       ------------

    Operating (loss)/Income            (373,648)          (463,438)           460,044           (433,293)

Other income
  (expense):
  Interest expense                     (203,684)          (274,985)          (762,620)          (713,728)
                                   ------------       ------------       ------------       ------------

    Loss before
      income tax benefit               (577,332)          (738,423)          (302,576)        (1,147,021)

Income tax benefit                      179,257            285,559             73,740            350,511
                                   ------------       ------------       ------------       ------------

    Net loss for the
      period                       $   (398,075)      $   (452,864)      $   (228,836)      $   (796,510)
                                   ============       ============       ============       ============


Net loss per share:
    Basic and Diluted              ($      0.07)      ($      0.08)      ($      0.04)      ($      0.14)

Shares used in computation of
    net loss per share:
    Basic and Diluted                 5,899,846          5,852,188          5,876,164          5,832,057



       See accompanying notes

                             FIRST TEAM SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended November 30, 2000 and 1999

                                   (Unaudited)


                                                    November 30,      November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                    2000               1999
                                                    -----------       -----------

   Net Loss                                         $  (228,836)      $  (796,510)
   Adjustments required to reconcile net
     loss to net cash provided by
     operating activities:
      Depreciation                                      661,515           869,810
      Amortization                                      477,424           432,290
      Deferred income taxes                             310,000              --
      Deferred revenue                                  (11,520)             --
     Change in assets and liabilities:
       Receivables                                    5,949,102         1,552,159
       Inventories                                    1,949,717        (1,552,755)
       Prepaid expenses                                 329,991           148,770
       Accounts payable                              (2,509,134)          395,683
       Accrued expenses                                (593,328)         (525,404)
       Income taxes                                        --             942,156
                                                    -----------       -----------
       Net cash provided by
         operating activities                         6,334,931         1,466,199
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (464,647)         (147,364)
                                                    -----------       -----------

       Net cash used in investing activities           (464,647)         (147,364)
                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on short-term borrowings             (4,912,275)         (260,052)
   Proceeds on long-term borrowings                        --           4,500,000
   Principal payments on long-term
     borrowings                                        (686,182)       (4,757,269)
   Net proceeds from exercise of stock options           80,931            85,334
                                                    -----------       -----------

       Net cash used in
          financing activities                       (5,517,526)         (431,987)
                                                    -----------       -----------

       Increase in cash and cash
          equvalents                                    352,758           886,848

       Effect of foreign currency translation           (77,278)          (48,200)

Cash and cash equivalents:
   Beginning                                            860,671           723,574
                                                    -----------       -----------

   Ending                                           $ 1,136,151       $ 1,562,222
                                                    ===========       ===========


See accompanying notes

                             FIRST TEAM SPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended November 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 29, 2000.


NOTE 2.

         During the quarters ended November 30, 2000 and 1999, total comprehensive loss amounted to ($571,787) and ($393,073) respectively. During the nine-month period ended November 30, 2000 and 1999, total comprehensive loss amounted to ($565,330) and ($953,146) respectively.

NOTE 3.

                                        Basic EPS                   Diluted EPS

                                     2000         1999           2000          1999
                                     ----         ----           ----          ----
                                           (in thousands, except per share data)
Three Months Ended November 30

Net Loss                           ($  398)      ($  453)      ($  398)      ($  453)
                                   =======       =======       =======       =======

Weighted average common
    shares outstanding               5,899         5,852         5,899         5,852

Stock options                         --            --            --            --
                                   -------       -------       -------       -------

Total common equivalent
    shares outstanding               5,899         5,852         5,899         5,852
                                   =======       =======       =======       =======

Net Loss per share                 ($  .07)      ($  .08)      ($  .07)      ($  .08)



Nine Months Ended November 30

Net Loss                           ($  228)      ($  797)      ($  228)      ($  797)
                                   =======       =======       =======       =======

Weighted average common
    shares outstanding               5,876         5,832         5,876         5,832

Stock options                         --            --            --            --
                                   -------       -------       -------       -------

Total common equivalent
    shares outstanding               5,876         5,832         5,876         5,833
                                   =======       =======       =======       =======

Net Loss per share                 ($  .04)      ($  .14)      ($  .04)      ($  .14)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First Team Sports, Inc. is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), ice hockey sticks, ice hockey and figure skates, and ice hockey protective wear and accessories. Within the product groups, the Company maintains Ultra Wheels(TM) and Skate Attack(TM) in-line product lines and a Hespeler(TM) ice hockey line. The Ultra Wheels line consists of higher quality and higher priced products that are targeted for specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS

Net Sales. Net sales were $8.4 million in the third quarter of fiscal 2001, a decrease of 12.5% over the comparable quarter of fiscal 2000 when sales were $9.6 million. Net sales for the first nine months of fiscal 2001 were $32.8 million, compared to $30.9 million for the first nine months of fiscal 2000, an increase of 6.1%. A decrease in unit sales of Skate Attack brand in-line skates was the principal factor in the Company's net sales decrease in the third quarter of fiscal 2001. An increase in unit sales of the Ultra Wheels brand of in-line skates and Hespeler ice hockey products along with an increase in the overall sales price per unit were the principal factors in the Company's net sales increase for the nine-month period of fiscal 2001.

A breakdown and analysis for the Company's main product lines is as follows:

                                                                    Third Quarter
                                              -----------------------------------------------------------
 (dollar amount in millions)                       Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %            % Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                       $6.0        71.4               $6.9            71.9          (13.0)
In-line Accessories and Parts                         0.7         8.3                1.1            11.5          (36.4)
Ice Hockey Sticks                                     0.5         6.0                0.6             6.2          (16.7)
Ice Hockey Protective and Access.                     1.2        14.3                1.0            10.4            20.0
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $8.4       100.0%              $9.6          100.0%         (12.5%)
                                              ============    ===========     ===========    ============     ===========

                                                                   Nine Months YTD
                                              -----------------------------------------------------------
(dollar amount in millions)                        Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                Amount            %             Amount            %            % Change
                                              ------------    -----------     -----------    ------------     -----------
In-line Skates                                      $22.3           68.0           $21.1            68.3             5.7
In-line Accessories and Parts                         3.3           10.1             3.7            12.0          (10.8)
Ice Hockey Sticks                                     2.1            6.4             2.2             7.1           (4.5)
Ice Hockey Protective and Access.                     5.1           15.5             3.9            12.6            30.8
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $32.8         100.0%           $30.9          100.0%            6.1%
                                              ============    ===========     ===========    ============     ===========

The Company distributes products to numerous countries worldwide. A geographic breakdown is as follows:


                                                                    Third Quarter
                                              -----------------------------------------------------------
 (dollar amount in millions)                       Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                                                                                  %
                                                Amount                 %        Amount                 %        Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                             $7.0           83.3            $8.2            85.4          (14.6)
Canada                                                1.1           13.1             0.7             7.3           57.1
Europe                                                0.1            1.2             0.5             5.2          (80.0)
Other International                                   0.2            2.4             0.2             2.1             --
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                      $8.4          100.0%           $9.6           100.0%         (12.5%)
                                              ============    ===========     ===========    ============     ===========

                                                                  First Nine Months
                                              -----------------------------------------------------------
(dollar amount in millions)                        Fiscal 2001                    Fiscal 2000
                                                   -----------                    -----------
                                                                                                                  %
                                                Amount                 %        Amount                 %        Change
                                              ------------    -----------     -----------    ------------     -----------
Domestic                                            $23.0           70.1           $19.5            63.1            17.9
Canada                                                7.4           22.5             8.3            26.9           (10.8)
Europe                                                1.2            3.7             2.2             7.1           (45.5)
Other International                                   1.2            3.7             0.9             2.9            33.3
                                              ------------    -----------     -----------    ------------     -----------
Total Net Sales                                     $32.8          100.0%          $30.9           100.0%            6.1%
                                              ============    ===========     ===========    ============     ===========

Several factors contributed to the Company's sales performance in the third quarter and nine-month period of fiscal 2001. The decrease in domestic sales in the third quarter was the result of a large decline in sales of the Company's Skate Attack products to mass merchant customers due to their general reduction in branded in-line skate offerings. This decrease was partially offset by a continued increase in sales of the Company's Ultra Wheels products to the large national sporting goods chains ("big box" retailers). The increase in domestic sales during the first nine months of fiscal 2001 is the result of the strong acceptance of the Company's Ultra Wheels products by the big box retailers. During the third quarter and nine-month period of fiscal 2001, approximately 84% and 70%, respectively, of the Company's in-line skate sales were to sporting good chain stores, compared to 43% and 43%, respectively, during the third quarter and nine-month period of fiscal 2000. The increased sales in Canada for the third quarter was primarily the increase in holiday product sales over the prior year. The decreased sales in Canada for the first nine months of fiscal 2001 was primarily the result of the Company receiving product from its manufacturers earlier this calendar year than in prior years and filling a greater portion of Spring season orders from Canada during the Company's fourth quarter ended February 29, 2000, combined with a slight slow down in reorders due to poor weather conditions throughout the spring season in Canada. The decrease in European sales for the quarter and nine-month period was primarily the result of continued competitive pressures in the European in-line skate market, the continued number of in-line skate customers buying direct from Pacific Rim manufacturers and the effects of the strong US dollar. The increase in other international sales was primarily the result of the Company's continued efforts to open up new accounts in the international arena.

         The national and international markets in-line skating continue to be very competitive and under extreme price competition.

Gross Margin. As a percentage of net sales, the Company's gross margin was 30.6% in the third quarter of fiscal 2001, compared to 25.2% in the third quarter of fiscal 2000. The gross margin as a percentage of net sales for the nine-month period of fiscal 2001 was 30.6%, compared to 28.1 % for fiscal 2000.

The increase in the gross margin in the third quarter and for the nine-month period is primarily due to an increase in the percentage of Ultra Wheels skate sales versus Skate Attack skate sales and an increase of total sales related to Hespeler products.

The Company's UltraWheels brand of in-line skates accounted for approximately 99% and 96%, respectively, of total in-line skate sales in the third quarter and for the nine- month period of fiscal 2001, compared to 73% and 81%, respectively, in fiscal 2000, while the Company's Skate Attack brand accounted for 1% and 4%, respectively, of total in-line skate sales in the third quarter and for the nine-month period of fiscal 2001, compared to 27% and 19%, respectively, in fiscal 2000. The Hespeler brand accounted for approximately 20% and 22% of total net sales in the third quarter and for the nine-month period of fiscal 2000, compared to 17% and 20%, respectively, in fiscal 2000.

Operating Expenses. Selling expenses were $1.1 million, or 13.3% of total net sales, in the third quarter and $3.8 million, or 11.6% of total net sales, for the nine-month period of fiscal 2001, compared to $940,000 or 9.9% in the third quarter and $3.2 million or 10.3% for the nine-month period of fiscal 2000. The increase in selling expenses in fiscal 2001 is primarily the result of an increase in commissions and co-op advertising costs associated with the increased sales volume to the big box retailers.

General and administrative expenses were $1.8 million, or 21.6% of total net sales in the third quarter and $5.8 million, or 17.7% of total net sales, for the nine-month period of fiscal 2001 compared to $1.9 million or 20.2 % in the third quarter and $5.9 million or 19.2% for the nine-month period of fiscal 2000. The decrease in the general and administrative expenses in the third quarter and in the nine-month period of fiscal 2001 was primarily due to the Company's continued control over expenditures despite an increase in sales volume.

Other Income and Expense. Interest expense was $204,000 in the third quarter and $763,000 for the nine-month period of fiscal 2001, compared to $275,000 in the third quarter and $714,000 for the nine-month period of fiscal 2000. The decrease in interest expense for third quarter was primarily due to a decrease in the Company's line of credit facility. The increase in interest expense for the nine-month period of fiscal 2001 was primarily an increase in the bank prime which affected both the Company's revolving line of credit facility and its term loan.

Provision for Income Taxes. The Company's effective tax rate was 31.0% and 24.4%, respectively, in the third quarter and the nine-month period of fiscal 2001, compared to 38.7% and 30.6%, respectively, in the third quarter and nine-month period of fiscal 2000. The decrease in 2001 was primarily due to the effect of state and foreign tax rates, the percentage of state and foreign revenues, deferred tax items and the level of pre-tax losses.

Net Loss. The Company had a net loss of ($398,000), or ($.07) per share, in the third quarter of fiscal 2001, compared to a net loss of ($453,000), or ($.08) per share, in fiscal 2000. The Company had a net loss of ($229,000), or ($.04) per share, for the nine-month period of fiscal 2001 compared to a net loss of ($797,000), or ($.14) per share, in fiscal 2000. The decrease in the net loss for the both the third quarter and the nine-month periods can be attributed to the increased net sales, improved gross margins, and management's continued control over the Company's operating expenses, all as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period of fiscal 2001, the Company's operations provided $6.3 million of cash compared to $1.5 million of cash in the nine-month period of fiscal 2000. The cash provided by operations in the current year was primarily the result of a decrease in the Company's receivable and inventory balances. The cash provided by operations in the prior year was primarily the result of a decrease in the Company's receivable balances and a receipt of income tax refunds.

Net cash used in investing activities was $465,000 in the nine-month period of fiscal 2001, compared to $148,000 in the nine-month period of fiscal 2000. The use of cash for investing activities in both fiscal 2001 and 2000 was attributable to equipment purchases.

Net cash used in financing activities was $5.5 million in the nine-month period of fiscal 2001, compared to $432,000 in the nine-month period of fiscal 2000. The cash used by this activity in fiscal 2001 was primarily due to the change in the Company's credit facility.

The Company's debt to worth ratio was .4 to 1 as of November 30, 2000, compared to .8 to 1 as of February 29, 2000 and .6 to 1 as of November 30, 1999. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.3 million as of November 30, 2000.

The Company's primary financing facility is a $10 million revolving credit line, which expires August 31, 2002, bears interest at the banks' prime rate and is subject to a borrowing base that is calculated monthly. The borrowing base is based on a percentage of eligible receivables and inventories. As of November 30, 2000, the borrowing base limitation was $10 million.

In connection with this revolving credit facility, the Company agreed, among other things, to maintain certain minimum equity, income levels and capital expenditure.

The Company believes its current cash position, funds available under existing bank arrangements, the ability to obtain additional financing, and cash generated from operations will be sufficient to finance the Company's operating requirements through the Fourth Quarter of fiscal 2001, and fiscal 2002.

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



                                FIRST TEAM SPORTS, INC.

                                By:    /s/ John J. Egart

                                    John J. Egart
                                    President and CEO



                                and By: /s/ Kent A. Brunner

                                    Kent A. Brunner
                                    Vice President and CFO




Dated:   January 11, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:                                Commission File No.:  0-16422
November 30, 2000
-------------------------------------------------------------------------------

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