Form 10-K
period 2001-02-28
FIRST TEAM SPORTS INC
filed 2001-05-29
CIK 820242

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2001

Commission File No: 000-16442

FIRST TEAM SPORTS, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1545748 (I.R.S. Employer Identification Number)

1201 Lund Boulevard
Anoka, Minnesota 55303
(Address of principal executive offices)

Registrant's telephone number, including area code:
 (763) 576-3500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
Preferred Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 10, 2001 was approximately $6,334,652 based upon the closing sale price of the Registrant's Common Stock on such date.

    Shares of $.01 par value Common Stock outstanding at May 10, 2001: 5,912,342.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

  (a) General Development of Business.

    First Team Sports, Inc. (the "Company") is engaged in the manufacture (through independent contract manufacturers) and distribution of in-line roller skates, ice skates, ice hockey sticks and equipment and related accessory products. In-line skates feature wheels mounted in a straight line on a lightweight metal or composite plastic frame, functioning much like the blade on an ice skate. First Team Sports, Inc. was incorporated under Minnesota law in May 1986. First Team Sports has the following wholly owned subsidiaries: Hespeler Hockey Company, a Nova Scotia, Canada unlimited liability company, Hespeler Hockey Holding, Inc., a Minnesota company, and First Team Sports GmbH, an Austrian company. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to First Team Sports, Inc. and its subsidiaries.

    During February 2001, the Company, in order to reduce costs, decided to close its European office and legally dissolve First Team Sports GMBH.

  (b) Financial Information about Industry Segments.

    The Company is engaged at the present time in only one industry segment, namely the manufacture (through independent contract manufacturers) and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6, 7, 8 and 14.

  (c) Narrative Description of Business.

      (1) Products.

    The Company's principal products are in-line roller skates and ice hockey sticks marketed under the ULTRAWHEELS®, SKATE ATTACK®, and HESPELER® brand names. The Company also supplies in-line roller skates under various third party labels. UltraWheels brand skates are marketed to specialty and chain sporting goods dealers. The Skate Attack products are produced for sales to the mass merchant market. The Hespeler brand is marketed primarily to specialty and sporting goods chain store customers. The Company's in-line roller skates consist of a boot constructed of either soft mesh and leather with internal supports or molded plastic, a frame that is either molded as an integrated part of the boot, or a frame riveted to the bottom of the boot, and high-density polyurethane wheels mounted on ball bearings.

      (2) Status of products in development.

    The Company continues to develop products for the recreational, and fitness categories, as well as, improving upon existing in-line skate models. The Company also continues to develop products for the ice hockey market, including pro-style sticks and protective equipment.

    From time to time the Company introduces new products as testing is completed to its satisfaction and when funding is available. There is no assurance, however, that the Company will be successful in introducing new products or that such new products will prove commercially acceptable.

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

    The components for the Company's products are manufactured by independent suppliers located in the United States and foreign countries, which have been identified by the Company's contract manufacturers or, frequently, by the Company.

    The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contracts for production. All purchase orders are in U.S. dollars.

      (4) Patents, trademarks, licenses, franchises and concessions.

    The Company markets its products under a number of trade names and trademarks, including the following principal trademarks or registered trademarks of the Company: "UltraWheels", "Skate Attack", "Street Attack", "Ultra Ice", and "Hespeler". The Company owns numerous trademark registrations and has several pending trademark applications in the United States and numerous foreign countries. The Company also relies to varying degrees upon its common law rights of trademark and copyright ownership. The Company has licenses to use the names and likeness of various hockey players. In addition, the Company has also filed eleven patent applications covering various parts of in-line skates and methods of producing its products.

      (5) and (6) Seasonality and Working Capital.

    The Company markets its products to customers in North America, South America, Europe, Australia and the Far East. This large and diverse marketing area, along with the acceptance of the Company's products by athletes and recreational users, have helped reduce the seasonal variations in the Company's sales, which in turn has reduced the periodic fluctuations in the demand on its working capital. The Company's products are primarily used outdoors in the spring and summer months and therefore, are dependent on weather conditions. With approximately 97% of the Company's sales occurring in North America and Europe, the Company does have increased sales and demands on its working capital during the Spring selling season.

      (7) Major Customers.

    The Company believes that its customer relationships are excellent. Certain customers of the Company have accounted for more than 10% of the Company's sales in one or more of the past three fiscal years.  In fiscal 2001, The Sports Authority, based in Fort Lauderdale, Florida, accounted for approximately 16% of the Company's net sales. In fiscal 2001, Dick's Clothing and Sporting Goods, based in Coraopolis, Pennsylvania, accounted for approximately 11% of the Company's net sales. In fiscal 2000, and 1999 Wal-Mart, based in Bentonville, Arkansas, accounted for approximately 12% and 23% respectively, of the Company's net sales.

      (8) Backlog.

    The Company had approximately $5.1 million in unfilled purchase orders as of May 17, 2001, compared to approximately $7.9 million in unfilled purchase orders as of May 17, 2000. Approximately $4.2 million of these backlog orders are a result of spring booking orders to be shipped at future dates and approximately $900,000 result from orders of products that are temporarily unavailable. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

      (9) Government contracts.

    The Company has no government contracts.

      (10) Competition.

    The principal competitive factors in the in-line roller skate industry are name recognition, price and product performance. The main differences in product performance are in the weight and strength of the boot and frame, the hardness of the wheels and the quality and lubrication of the wheel bearings. The Company offers a 90-day warranty on its products, which the Company believes is an important competitive factor. Beyond such warranty, the Company does not offer service on its products and does not believe that service is an important competitive factor.

    The Company believes it has a significant share of the in-line roller skate market. K2 Inc. and Rollerblade, Inc. are considered to be the market leaders. The Company competes with K2 Inc., and

Rollerblade, Inc. in all price and quality ranges. The Company believes that it would not be difficult for other companies, both new enterprises and established members of the sporting goods industry, to enter the in-line roller skate market, and, in fact, many new companies have entered this market in recent years.

      (11) Research and development.

    Research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 2001, 2000, or 1999.

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

      (13) Employees.

    As of May 1, 2001, the Company employed 59 full-time employees and 5 part-time employees.

  (d) Export Sales.

    In fiscal 2001, 2000, and 1999 the Company had export sales of $14.6 million, $19.0 million, and $16.4 million representing approximately 33%, 42%, and 39% respectively, of the net sales of the Company. Canadian net sales were $10.8 million (25% of net sales) in fiscal 2001, $12.8 million (28% of net sales) in fiscal 2000, and $10.4 million (25% of net sales) in fiscal 1999.  Sales outside North America were $3.8 million (8% of net sales) in fiscal 2001, $6.2 million (14% of net sales) in fiscal 2000, and $6.0 million (14% of net sales) in fiscal 1999.

ITEM 2. PROPERTIES

    The Company owns and occupies approximately 25,000 square feet of office space and 180,000 square feet of warehouse space located at 1201 Lund Boulevard, Anoka, Minnesota, a suburb of Minneapolis, Minnesota. The Company has a real estate mortgage on the property, which had a balance of approximately $4,125,000 as of May 1, 2001.

    The Company also occupies approximately 2,000 to 4,000 square feet of office space in Graz, Austria for its subsidiary, First Team Sports GmbH. The Company leases this facility through June 2001.

ITEM 3. LEGAL PROCEEDINGS

    In May 2000, Rollerblade, Inc. filed a lawsuit against the Company in U.S. District Court for the District of New Jersey alleging that the Company's Xpander® and Transformer™ models of children's in-line skates infringe a Rollerblade patent. Rollerblade seeks an injunction and monetary damages. The Company filed a counterclaim alleging the invalidity of the patent and the non-infringement thereof. The Company also modified the design of a component of its skates at issue, which strengthens the Company's claim of non-infringement. The Company intends to continue to defend vigorously such suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's shareholders during the quarter ended February 28, 2001.

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

Name and Age of Executive Officer	Current Positions with Company and Principal Occupations for the Past Five Years
John J. Egart, 51	President and Chief Executive Officer of the Company since January 1994; Director of the Company since the Company's inception in May 1986; Executive Vice President of the Company from the Company's inception in May 1986 to January 1994.
David G. Soderquist, 52
Vice Chairman of the Company since January 1994; Director of the Company since the Company's inception in May 1986; President and Chief Executive Officer of the Company from the Company's inception in May 1986 to January 1994.
Kent A. Brunner, 40
Vice President and Chief Financial Officer of the Company since September 1998; Vice President/Finance of the Company from September 1996 to September 1998; Controller of the Company from November 1994 to September 1996; Audit Manager for McGladrey & Pullen, LLP, a national certified public accounting firm, from June 1988 to November 1994.
Richard Jackson, 47
Vice President of Production and Product Development of the Company since March 2000; Vice President of Manufacturing of the Company from October 1997 to March 2000; Manufacturing and Product Development Manager of the Company from September 1990 to October 1997.
Thomas W. Schultz, 35
Vice President of Sales of the Company since January 2001; Director of Worldwide Sales of the Company from June 1997 to January 2001; Manager of International Sales and Marketing of the Company from September 1994 to June 1997; Assistant Marketing Manager of the Company from January 1992 to September 1994.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

  (a) Market Information.

    The range of bid quotations for the Company's Common Stock during fiscal 2001 and fiscal 2000 was as follows:

Quarter Ended	High	Low
May 31, 1999	$3.250	$1.344
August 31, 1999	$3.313	$1.875
November 30, 1999	$2.469	$1.500
February 29, 2000	$3.500	$1.313
May 31, 2000	$3.125	$1.859
August 31, 2000	$2.563	$1.500
November 30, 2000	$2.000	$0.906
February 28, 2001	$1.625	$0.938

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FTSP". The above prices are bid quotations and may not necessarily represent actual transactions.

  (b) Holders.

    As of May 1, 2001, there were approximately 404 holders of record of the Company's Common Stock.

  (c) Dividends.

    The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. Under the Company's bank line of credit, the Company may not pay dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

    Years ended February 28, 2001, February 29, 2000, February 28, 1999, 1998 and 1997.

	2001	2000	1999	1998	1997
Operations Data:
Net Sales	$43,578,922	$45,003,424	$42,397,426	$56,336,906	$76,435,022
Net (Loss)/Income	$(1,592,730)	$17,505	$(5,845,104)	$(2,609,233)	$2,725,282
Net (Loss)/Income
Per Share:
Basic	$(.27)	$.00	$(1.01)	$(.45)	$.47
Diluted	$(.27)	$.00	$(1.01)	$(.45)	$.46
Balance Sheet Data:
Total Assets	$37,431,468	$42,502,008	$39,299,894	$51,690,373	$52,343,501
Working Capital	19,100,582	19,214,465	17,371,669	25,051,180	27,921,689
Long-Term Debt	5,173,456	5,693,696	5,576,967	6,774,496	6,217,936
Shareholders' Equity	22,935,880	24,040,672	24,093,362	30,240,864	32,745,931

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    First Team Sports, Inc. is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates; in-line accessories and parts (primarily protective wear and replacement wheels and bearings) ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains UltraWheels® and Skate Attack® in-line skate product lines and a Hespeler® ice hockey line. The UltraWheels line consists of higher quality and higher priced products that are targeted for the specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS:

COMPARISON OF FISCAL 2001 TO 2000

    Net Sales.  Net sales decreased 3% to $43.6 million in fiscal 2001 from $45.0 million in fiscal 2000. The reduction was primarily due to a decrease in the Company's overall in-line skate and accessory unit sales.

    A breakdown and analysis of the Company's main product lines is as follows:

	Fiscal 2001			Fiscal 2000
(dollar amounts in millions)
	Amount	%	Amount	%	Change
In-line Skates	$30.8	70%	$32.5	72%	(5%)
In-line Accessories And Parts	4.3	10%	5.7	13%	(25%)
Ice Skates	.8	2%	—	—	100%
Ice Hockey Sticks	2.5	6%	2.5	6%	—%
Ice Hockey Protective And Access	5.2	12%	4.3	9%	21%
Total Net Sales	$43.6	100%	$45.0	100%	(3%)

    The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

	Fiscal 2001		Fiscal 2000
(dollar amounts in millions)
	Amount	%	Amount	%	Change
Domestic	$29.0	67%	$26.0	58%	12%
Canada	10.8	25%	12.8	28%	(16%)
Europe	2.2	5%	4.5	10%	(51%)
Other International	1.6	3%	1.7	4%	(6%)
Total Net Sales	$43.6	100%	$45.0	100%	(3%)

    Several factors contributed to the Company's sales performance in fiscal 2001. Domestic sales increased due to the strong acceptance of the Company's UltraWheels products and significantly increased sales to the large national sporting goods chains ("big box" retailers). The Company also introduced a limited line of ice skate products in the United States. These increases were offset by the significant decline in sales of the Company's Skate Attack products to mass merchant customers due to their reduction in branded in-line skate offerings.

    The decrease in Canadian sales was primarily the result of poor weather in the Spring and Summer months which resulted in slow sales at retail. The decrease in European sales was primarily the result of continued competitive pressures in the European in-line skate market, in-line skate customers continuing to buy direct from Pacific Rim manufacturers and the effects of the strong U.S. dollar versus European currencies.

    The Company believes both the national and international markets continue to be very competitive and subject to extreme price competition.

    Gross Profit.  The Company's gross profit increased to $13.2 million (or 30.2% of net sales) in fiscal 2001, from $13.1 million (or 29.2% of net sales) in fiscal 2000.

    The increase in the gross margin in fiscal 2001 was primarily due to an increase in the percentage of UltraWheels in-line skate sales as compared to Skate Attack in-line skate sales, and secondarily to an increase in the percentage of total sales related to Hespeler products. The Company's Skate Attack brand, which is sold to mass merchant customers, is more of a commodity product in nature and generally has lower gross margin percentages than the Company's UltraWheels' brand and Hespeler products.

    The Company's UltraWheels brand accounted for approximately 71% of total net sales in fiscal 2001 compared to 61% in fiscal 2000. The Company's Skate Attack brand accounted for approximately 9% of total net sales in fiscal 2001 compared to 24% in fiscal 2000. The Hespeler brand accounted for approximately 20% of total net sales in fiscal 2001 compared to 15% in fiscal 2000.

    Operating Expenses.  Selling expenses were $5.3 million (or 12.2% of total net sales) in fiscal 2001 compared to $4.5 million (or 10.1%) in fiscal 2000. The increase in selling expenses in fiscal 2001 was primarily due to an increase in commissions and co-op advertising costs associated with the increased sales volume to the big box retailers.

    General and administrative expenses were $7.8 million (or 17.8% of total net sales) in fiscal 2001 compared to $7.6 million (or 16.9% of total net sales) in fiscal 2000. The increase in the general and administrative expenses was primarily due to a slight increase in various general operating costs.

    Other Income and Expense.  Interest expense was $.9 million in both fiscal 2001 and fiscal 2000. Interest expense is primarily related to the Company's working capital line of credit and the mortgage note on the Company headquarters. The Company also incurred $1.0 million in currency translation charges due to the decline of the Austrian Schilling and the decision to close its European subsidiary.

    Provision for Income Taxes.  The Company's effective tax rate was 11.5% for fiscal 2001 compared to 45.4% for fiscal 2000. The decrease in fiscal 2001 was primarily due to the effect of foreign tax rates.

    Net Income/(Loss).  Net loss was ($1.6) million (or (3.6)% of net sales) in fiscal 2001 compared to a net income of $17,505 (or .04% of net sales) in fiscal 2000. The decline can be attributed to the decrease in the sales volume and the increase in other expenses as discussed above.

RESULTS OF OPERATIONS:

COMPARISON OF FISCAL 2000 TO 1999

    Net Sales.  Net sales increased 6% to $45.0 million in fiscal 2000 from $42.4 million in fiscal 1999. The improvement was primarily due to an increase in the Company's in-line skate unit sales and an increase in the unit sales of the Company's Hespeler ice hockey products.

    A breakdown and analysis of the Company's main product lines is as follows:

	Fiscal 2000			Fiscal 1999
(dollar amounts in millions)
	Amount	%	Amount	%	Change
In-line Skates	$32.5	72%	$31.1	73%	5%
In-line Accessories And Parts	5.7	13%	5.8	14%	(2%)
Ice Hockey Sticks	2.5	6%	2.2	5%	14%
Ice Hockey Protective And Access	4.3	9%	3.3	8%	30%
Total Net Sales	$45.0	100%	$42.4	100%	6%

    The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales is as follows:

	Fiscal 2000		Fiscal 1999
(dollar amounts in millions)
	Amount	%	Amount	%	Change
Domestic	$26.0	58%	$26.0	61%	—
Canada	12.8	28%	10.4	25%	23%
Europe	4.5	10%	4.9	11%	(8%)
Otner International	1.7	4%	1.1	3%	55%
Total Net Sales	$45.0	100%	$42.4	100%	6%

    Several factors contributed to the Company's sales performance in fiscal 2000. Although domestic sales were relatively unchanged, the Company achieved strong acceptance of its UltraWheels products and significantly increased sales to the large national sporting goods chains ("big box" retailers). This increase offset the decline in sales of the Company's Skate Attack products to mass merchant customers due to their reduction in branded in-line skate offerings. The increase in Canadian sales was the result of continued acceptance of the Company's in-line products and an increase in sales of Hespeler ice hockey products. The decrease in European sales was primarily the result of continued competitive pressures in the European in-line skate market, in-line skate customers continuing to buy direct from Pacific Rim manufacturers and the effect of the strong U.S. dollar versus European currencies. The increase in other international sales was the result of continued efforts by the Company to increase its international presence and the acceptance of the Company's strong product lines.

    Gross Profit.  The Company's gross profit increased to $13.1 million (or 29.2% of net sales) in fiscal 2000, from $4.3 million (or 10.2% of net sales) in fiscal 1999. The gross profit in fiscal 1999 was net of a $6 million inventory write-down charge. Excluding the impact of this charge, the gross profit as a percentage of net sales in fiscal 1999 was 24.4%.

    The increase in the gross margin in fiscal 2000 was primarily due to an increase in the percentage of UltraWheels in-line skate sales as compared to Skate Attack in-line skate sales, as well as an increase in the percentage of total sales related to Hespeler products. The Company's Skate Attack brand, which is sold to mass merchant customers, is more of a commodity product in nature and generally has lower gross margin percentages than the Company's UltraWheels brand and Hespeler products. During the second quarter of fiscal 1999, the Company conducted a thorough review of its in-line business and as a result the Company wrote down certain inventories, by approximately $6.0 million, which was recorded in cost of goods sold. The major inventory reduction was in the Company's unfinished/component parts inventory. As a result of the Company's restructured production philosophy, the Company shifted the majority of its in-line skate production to offshore sources in an effort to reduce product costs.

    The Company's UltraWheels brand accounted for approximately 61% of total net sales in fiscal 2000 compared to 47% in fiscal 1999. The Company's Skate Attack brand accounted for approximately

24% of total net sales in fiscal 2000 compared to 40% in fiscal 1999. The Hespeler brand accounted for approximately 15% of total net sales in fiscal 2000 compared to 13% in fiscal 1999.

    Operating Expenses.  Selling expenses were $4.5 million (or 10.1% of total net sales) in fiscal 2000 compared to $4.6 million (or 10.9%) in fiscal 1999. The decrease in selling expenses in fiscal 2000 was primarily due to management's efforts to control expenditures, which resulted in a reduction of tradeshow and license costs.

    General and administrative expenses were $7.6 million (or 16.9% of total net sales) in fiscal 2000 compared to $7.4 million (or 17.5% of total net sales) in fiscal 1999. The increase in the absolute dollar amount of the general and administrative expenses was primarily due to increased personnel costs. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the increase in the Company's sales volume versus the somewhat fixed nature of certain general and administrative expenses.

    Other Income and Expense.  Interest expense was $.9 million in both fiscal 2000 and fiscal 1999. Interest expense is primarily related to the Company's working capital line of credit and the mortgage note on the Company headquarters.

    Provision for Income Taxes.  The Company's effective tax rate was 45.4% for fiscal 2000 compared to 32.4% for fiscal 1999. The increase in fiscal 2000 was primarily due to the effect of state and foreign tax rates.

    Net Income/(Loss).  Net income was $17,505 (or .04% of net sales) in fiscal 2000 compared to a net loss of ($5.8) million (or (13.8%) of net sales) in fiscal 1999. The improvement can be attributed to the increase in both the sales volume and the gross profits as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations provided $4.6 million of cash in fiscal 2001 compared to using $1.7 million of cash in fiscal 2000. The cash provided by operations in the current year was primarily the result of a decrease in the Company's receivables. The cash used in operations in the prior year was primarily the result of an increase in the Company's receivables and inventory balances.

    Net cash used in investing activities was $.5 million in fiscal 2001 and $.3 million in fiscal 2000. The use of cash for this activity was primarily attributable to expenditures relating to new computer, office and production equipment.

    Net cash used in financing activities was $4.5 million in fiscal 2001 compared to net cash provided by financing activities of $2.2 million in fiscal 2000. The net cash used by this activity for fiscal 2001 was primarily due to the net payments on the Company's credit facility. The net cash provided by this activity in fiscal 2000 was primarily for funding the normal day-to-day operations of the Company.

    The Company's total debt to worth ratio was .6 to 1 as of February 28, 2001, compared to .8 to 1 as of February 29, 2000. The Company's long-term debt, which consists primarily of a mortgage note on the Company's facility and obligations under endorsement license agreements, less current maturities, was $5.2 million as of February 28, 2001 (see Note 6 in Notes to Financial Statements).

    The Company's primary financing facility is a $10 million revolving credit line, which is subject to a borrowing base that is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of February 28, 2001 the borrowing base limitation was $10 million, of which $1.1 million was outstanding.

    In connection with this credit facility, the Company agreed, among other things, to maintain certain minimum financial ratios and income levels. The Company has been in compliance or has obtained a waiver for all covenants.

    The Company believes its current cash position; funds available under existing bank arrangements and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2002.

Outlook: Issues And Uncertainties

    The Company does not provide forecasts of future financial performance. Certain statements contained in this report are based on current expectations. These statements are forward looking and are subject to certain risks and uncertainties. The Company's actual results may differ materially from those projected.

    The Company believes that the total number of in-line skating participants worldwide will continue to remain strong in fiscal 2002, especially in the younger age categories. The Company believes the industry's innovative new products currently on the market will continue to intrigue avid participants of in-line skating and will improve the recruitment of new participants. The Company also believes that the number of ice hockey participants worldwide, especially in the United States, will continue to grow in fiscal 2002.

    The Company's strategy has been, and continues to be, to introduce high-quality, innovative, price-valued products designed specifically for the recreational, fitness and youth market segments. Future production capacity is planned based on the continued implementation of the Company's strategy. If the market does not grow and move toward value-priced products, revenues and earnings will likely be adversely impacted.

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

    Competition.  The Company competes with numerous manufacturers of in-line skates domestically and internationally, and anticipates future competition from other large and well-established sporting goods manufacturers. K2 and Rollerblade are the Company's primary competitors and each of them has substantially greater resources than the Company. The intense price competition in the in-line skate market continues to put pressure on the Company's profit margins. The Company's ability to remain competitive in the in-line skate market depends on several factors including its ability to: (i) offer innovative products at commercially-acceptable prices; (ii) develop new innovative products and generate market demand for such products; and (iii) continue to develop and expand its international business.

    Dependence on Key Customers.  During the fiscal year ended February 28, 2001, sales to The Sports Authority and Dick's Clothing and Sporting Goods accounted for 16% and 11% of the Company's revenues respectively. Increased competition from other manufacturers, decreased demand for the Company's products or other circumstances may have an adverse impact upon the Company's relationship with The Sports Authority and Dick's Clothing and Sporting Goods and/or other major customers. Decreased orders from these customers or other major customers would have a material adverse impact on the Company's financial results.

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

    Considering both the anticipated foreign sales and results of operations for the next year, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected fiscal 2002 sales and results of operations.

    The Company's line-of-credit agreement and mortgage note payable are at the bank's prime rate of interest, which is subject to federal interest rate fluctuations. While the federal rate is somewhat stable, a material change in this rate could have an adverse effect on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedules listed below are included herein immediately following the signature page of this Form 10-K on the pages set forth:

Page
Independent Auditor's Report on Consolidated Financial Statements and Schedule for the years ended February 28, 2001, February 29, 2000 and February 28, 1999	F-1
Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000	F-2
Consolidated Statements of Operations for the years ended February 28, 2001, February 29, 2000 and February 28, 1999	F-3
Consolidated Statements of Shareholders' Equity for the years ended February 28, 2001, February 29, 2000 and February 28, 1999	F-4
Consolidated Statements of Cash Flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999	F-5
Notes to Consolidated Financial Statements	F-6
Schedule II—Reserve Accounts	F-16

    All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Other than "Executive Officers of the Company", which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2001 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors", which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2001 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2001 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 2001 in connection with the Company's 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report.

      (1) Financial Statements. The following financial statements are included in Part II; Item 8 of this Annual Report on Form 10-K:

Independent Auditor's Report on Consolidated Financial Statements and Schedule for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.
Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000.
Consolidated Statements of Operations for the years ended February 28, 2001, February 29, 2000, and February 28, 1999.
Consolidated Statements of Shareholders' Equity for the years ended February 28, 2001, February 29, 2000, and February 28, 1999.
Consolidated Statements of Cash Flows for the years ended February 28, 2001, February 29, 2000, and February 28, 1999.

Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules. The following is included in Part II, Item 8, of this Annual Report on Form 10-K:

    Schedule II—Reserve Accounts.

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

  (b) Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the quarter ended February 28, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TEAM SPORTS, INC.
May 25, 2001	By:	/s/ JOHN J. EGART John J. Egart President and Chief Executive Officer

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

Signature and Title	Date

/s/ JOHN J. EGART John J. Egart President/Chief Executive Officer and Director (Principal executive officer)	May 25, 2001
/s/ DAVID G. SODERQUIST David G. Soderquist Vice Chairman and Director	May 25, 2001
/s/ JOE MENDELSOHN Joe Mendelsohn Chairman and Director	May 25, 2001
/s/ TIMOTHY G. RATH Timothy G. Rath Director	May 25, 2001
/s/ STANLEY E. HUBBARD Stanley E. Hubbard Director	May 25, 2001

/s/ WILLIAM J. MCMAHON William J. McMahon Director	May 25, 2001
/s/ KENT A. BRUNNER Kent A. Brunner Vice President and Chief Financial Officer (Principal financial and accounting officer)	May 25, 2001

Report of Independent Auditors

Shareholders and Board of Directors
First Team Sports, Inc.

    We have audited the accompanying consolidated balance sheets of First Team Sports, Inc. as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. Our audit also included the Financial Statement Schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of First Team Sports, Inc. at February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
April 20, 2001

F–1

First Team Sports, Inc.

Consolidated Balance Sheets

	February 28, 2001	February 29, 2000
Assets
Current assets:
Cash and cash equivalents	$317,978	$860,671
Trade receivables, less allowance for doubtful accounts: 2001—$948,000; 2000—$765,000	11,848,775	15,918,474
Inventories	13,120,398	12,079,722
Prepaid expenses	948,923	1,331,238
Deferred income taxes	1,619,000	1,179,000

Total current assets	27,855,074	31,369,105
Property, plant and equipment
Land	600,000	600,000
Building	4,997,840	4,988,680
Production equipment	2,140,423	2,382,555
Office furniture and equipment	2,061,527	1,956,004
Warehouse equipment	982,740	945,377
Vehicles	94,211	97,007

	10,876,741	10,969,623
Less accumulated depreciation	4,716,737	4,411,801

	6,160,004	6,557,822
Deferred income taxes	1,525,500	2,074,500
Other assets
License agreements, less accumulated amortization: 2001—$4,385,000; 2000—$4,036,000	981,424	1,330,704
Goodwill, less accumulated amortization: 2001—$578,000; 2000—$463,000	842,994	1,029,528
Other	66,472	140,349

	1,890,890	2,500,581

	$37,431,468	$42,502,008

Liabilities and shareholders' equity
Current liabilities:
Notes payable to bank	$1,140,095	$4,912,275
Trade accounts payable	5,347,605	4,656,107
Accrued expenses	1,746,552	1,735,399
Current maturities of long-term debt	520,240	850,859

Total current liabilities	8,754,492	12,154,640
Long-term debt, less current maturities	5,173,456	5,693,696
Deferred income taxes	60,000	90,000
Deferred revenue	507,640	523,000
Shareholders' equity
Common Stock, par value $.01 per share Authorized 10,000,000 shares Issued and outstanding: 2001—5,912,342 shares; 2000—5,860,140 shares	59,124	58,602
Additional paid-in capital	10,011,482	9,926,180
Retained earnings	13,072,531	14,665,261
Accumulated other comprehensive loss	(207,257)	(609,371)

	22,935,880	24,040,672

	$37,431,468	$42,502,008

See accompanying notes.

F–2

First Team Sports, Inc.

Consolidated Statements of Operations

	Year ended
	February 28, 2001	February 29, 2000	February 28, 1999
Net sales	$43,578,922	$45,003,424	$42,397,426
Cost of goods sold	30,406,584	31,871,379	38,051,179

Gross profit	13,172,338	13,132,045	4,346,247
Operating expenses:
Selling	5,311,855	4,532,710	4,619,077
General and administrative	7,765,099	7,621,020	7,420,735

	13,076,954	12,153,730	12,039,812

Operating income (loss)	95,384	978,315	(7,693,565)
Interest expense	(939,990)	(946,242)	(953,843)
Other expense, net	(955,105)	—	—

(Loss) income before income tax benefit (expense)	(1,799,711)	32,073	(8,647,408)
Income tax benefit (expense)	206,981	(14,568)	2,802,304

Net (loss) income	$(1,592,730)	$17,505	$(5,845,104)

Net (loss) income per share:
Basic	$(.27)	$.00	$(1.01)
Diluted	$(.27)	$.00	$(1.01)
Shares used in computation of net (loss) income per share:
Basic	5,885,075	5,839,021	5,796,377
Diluted	5,885,075	5,953,730	5,796,377

See accompanying notes.

F–3

First Team Sports, Inc.

Consolidated Statement of Shareholders' Equity

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at February 28, 1998	5,792,240	$57,923	$9,806,341	$20,492,860	$(116,260)	$30,240,864
Exercise of stock options	11,608	116	18,899	—	—	19,015
Comprehensive loss, net of tax:
Foreign currency translation	—	—	—	—	(321,413)	(321,413)
Net loss	—	—	—	(5,845,104)	—	(5,845,104)

Total comprehensive loss, net of tax						(6,166,517)

Balance at February 28, 1999	5,803,848	58,039	9,825,240	14,647,756	(437,673)	24,093,362
Exercise of stock options	56,292	563	100,940	—	—	101,503
Comprehensive loss, net of tax:
Foreign currency translation	—	—	—	—	(171,698)	(171,698)
Net income	—	—	—	17,505	—	17,505

Total comprehensive loss, net of tax						(154,193)

Balance at February 29, 2000	5,860,140	58,602	9,926,180	14,665,261	(609,371)	24,040,672
Exercise of stock options	52,202	522	85,302	—	—	85,824
Comprehensive loss, net of tax:
Foreign currency translation	—	—	—	—	402,114	402,114
Net loss	—	—	—	(1,592,730)	—	(1,592,730)

Total comprehensive loss, net of tax	—	—	—	—	—	(1,190,616)

Balance at February 28, 2001	5,912,342	$59,124	$10,011,482	$13,072,531	$(207,257)	$22,935,880

See accompanying notes.

F–4

First Team Sports, Inc.

Consolidated Statements of Cash Flows

	Year ended
	February 28, 2001	February 29, 2000	February 28, 1999
Cash flows from operating activities
Net (loss) income	$(1,592,730)	$17,505	$(5,845,104)
Adjustments required to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	879,766	1,101,379	1,332,718
Amortization	609,692	577,557	602,784
Loss on retirement of equipment	35,714	—	—
Deferred income taxes	79,000	58,000	(2,141,000)
Deferred revenue	(15,360)	(77,000)	—
Write-down of inventories	—	—	5,435,824
Write-off of Mothership goodwill and intangibles	—	—	293,000
Foreign Currency Loss	955,105	—	—
Change in operating assets and liabilities:
Receivables	3,917,320	(3,874,204)	(1,272,837)
Inventories	(1,216,277)	(2,040,235)	6,755,720
Prepaid expenses	376,891	1,235	116,296
Accounts payable	718,534	958,774	1,007,049
Accrued expenses	132,489	258,365	(333,730)
Income taxes	(311,333)	1,319,425	541,547

Net cash provided by (used in) operating activities	4,568,811	(1,699,199)	6,492,267
Cash flows from investing activities
Purchases of property, plant and equipment	(518,220)	(250,986)	(330,496)

Net cash used in investing activities	(518,220)	(250,986)	(330,496)
Cash flows from financing activities
Net (payments) proceeds on short-term borrowings	(3,772,180)	2,387,275	(6,160,000)
Principal payments on long-term borrowings	(850,717)	(4,837,277)	(1,134,158)
Proceeds from long-term borrowings	—	4,500,000	—
Net proceeds from exercise of stock options	85,824	101,503	19,015

Net cash (used in) provided by financing activities	(4,537,073)	2,151,501	(7,275,143)

(Decrease) increase in cash and cash equivalents	(486,482)	201,316	(1,113,372)
Effect of foreign currency translation	(56,211)	(64,219)	(32,599)
Cash and cash equivalents:
Beginning of year	860,671	723,574	1,869,545

Ending of year	$317,978	$860,671	$723,574

See accompanying notes.

F–5

First Team Sports, Inc.

Notes to Consolidated Financial Statements

1.  Nature of Business and Significant Accounting Policies

Nature of Business and Concentration of Credit Risk

    The Company, which operates in one business segment, sells in-line roller skates and related accessories under the brand names UltraWheels®, and Skate Attack®, and ice hockey equipment under the brand name Hespeler® to retail and sporting goods stores. These products are manufactured under outside production arrangements to the Company's specifications. Net sales to a specific geographic region for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 totaled 25%, 28% and 25%, respectively, for Canada and 5%, 10% and 11%, respectively, for Europe.

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

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including First Team Sports Exports, Inc. (a foreign sales corporation), First Team Sports GmbH and Hespeler Hockey Company. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

    Revenues from sales of product are recorded upon shipment. Allowances are provided for estimated sales returns at the time the sale is recorded based on the Company's historical rate of returns.

    The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within sixty days for in-line skates and equipment and within six months for hockey equipment. Credit losses relating to customers consistently have been within management's expectations.

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

Cash and Cash Equivalents

    The Company considers all demand deposit accounts and short-term cash investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as available-for-sale. The carrying value of cash equivalents approximates fair value at February 28, 2001 and February 29, 2000.

F–6

Inventories

    Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Production equipment	2—10 years
Office furniture and equipment	3—7 years
Warehouse equipment	6—10 years
Vehicles	5 years

Other Assets

    Costs capitalized related to license agreements' rights are being amortized over the terms of the agreements on a straight-line method.

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

    In September 1997, the Company purchased the net assets of Mothership Distribution, Inc. (Mothership), a designer, manufacturer and marketer of aggressive in-line skate accessories and apparel. Subsequently during fiscal year 1999, Mothership was closed and the related goodwill and intangibles were written off in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amount of the write-off totaled $293,000, which was included in General & Administrative Expenses.

    In August 1997, the Company created a European subsidiary, First Team Sports GmbH, to help improve its operations in Europe. During February 2001 the Company, in order to reduce costs, decided to close its European office and legally dissolve First Team Sports GmbH. As a result, the Company recognized in its fiscal 2001 statement of operations a foreign currency loss of approximately $955,000 and accrued for certain closing costs totaling $56,000, which are included in other expense and general and administrative expenses, respectively.

Advertising Costs

    The costs of advertising are expensed as incurred. Advertising expense for the fiscal years 2001, 2000 and 1999 was $1,506,000, $956,000 and $911,000, respectively.

F–7

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

	Basic			Diluted
	2001	2000	1999	2001	2000	1999
	(In thousands, except per share data)
Net (loss) income	$(1,593)	$18	$(5,845)	$(1,593)	$18	$(5,845)

Weighted average common shares outstanding	5,885	5,839	5,796	5,885	5,839	5,796
Dilutive stock options	—	—	—	—	115	—

Total common shares outstanding for diluted calculation	5,885	5,839	5,796	5,885	5,954	5,796

Net (loss) income per share	$(.27)	$.00	$(1.01)	$(.27)	$.00	$(1.01)

Fair Value of Financial Instruments

    The consolidated financial statements include the following financial instruments: cash and cash equivalents, trade receivables, notes payable to bank, trade accounts payable and long-term debt. At February 28, 2001, no separate comparison for fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

Comprehensive Loss

    Comprehensive loss consists of the Company's net (loss) income and foreign currency translation adjustment and is presented in the consolidated statement of stockholders' equity, net of taxes.

2.  Sales Information and Major Suppliers

Major Customers and Credit Risk

    Net sales for fiscal years 2001, 2000 and 1999 include sales to certain major customers as follows:

	Percent of Net Sales
	2001	2000	1999
Customer A	16	7	—
Customer B	11	5	3
Customer C	4	12	23

    At February 28, 2001, 24% of the Company's trade receivables were due from the aforementioned customer and 32% were due from customers outside of the United States. Credit, including foreign credit, is determined on an individual customer basis. The Company utilizes letter-of-credit arrangements and wire transfers to minimize its foreign credit risk.

F–8

Export Sales

    The Company's export sales approximated 33%, 42% and 39% of net sales for fiscal years 2001, 2000 and 1999, respectively.

Major Suppliers

    The Company had 66% of its products produced by two suppliers during fiscal 2001. Management believes that alternative suppliers are available in the event the Company is unable to obtain services from its two major suppliers.

3.  Inventories

Inventories consist of the following:

	February 28, 2001	February 29, 2000
Finished goods	$12,549,337	$11,103,385
Component parts	571,061	976,337

	$13,120,398	$12,079,722

4.  Notes Payable

    The Company has a line-of-credit agreement with a bank subject to renewal on August 31, 2002, whereby it may borrow up to $10,000,000. Borrowings bear interest, payable monthly, at the bank's prime lending rate (8.50% at February 28, 2001). Borrowings under the credit arrangement are collateralized by substantially all corporate assets, excluding land and building. Outstanding borrowings under this arrangement totaled $1,140,095 and $4,912,275 at February 28, 2001 and February 29, 2000, respectively.

    In connection with the line-of-credit agreement, the Company agreed, among other things, to maintain a minimum tangible net worth, to not exceed a certain debt to tangible net worth ratio, to attain a certain net income level, to limit capital expenditures to certain amounts, and to not pay dividends without the bank's consent. The Company has been in compliance or has obtained a waiver for all covenants.

F–9

5.  Long-Term Debt

    Long-term debt consists of the following:

	February 28, 2001	February 29, 2000
Obligations under license agreements, due in varying installments, with interest imputed at 9.25%, through 2004 (see note 8)	$1,187,446	$1,468,306
Mortgage note payable, due in monthly installments of $18,750 to August 2002, plus interest at the bank's prime rate (8.50% at February 28, 2001), secured by the building	4,181,250	4,406,250
Subordinated convertible exchangeable debentures, due in principal installments of $325,000 on October 1, 2002 plus interest at 5%	325,000	525,000
Other	—	144,999

	5,693,696	6,544,555
Less current maturities	520,240	850,859

	$5,173,456	$5,693,696

    Aggregate future maturities of long-term debt for the fiscal years after February 28, 2001 are as follows:

2002	$520,240
2003	4,591,607
2004	326,248
2005	255,601

$5,693,696

    The subordinated convertible debentures were issued with triggerable warrants attached which enable the debenture holder to purchase 69,565 shares of common stock of the Company. The debentures are convertible at any time, in whole or in part, into shares of common stock of the Company at a conversion price of $5.75.

F–10

6.  Income Taxes

    Net deferred income taxes consist of the following components:

	February 28, 2001	February 29, 2000
Deferred tax assets:
Receivable allowances	$325,000	$269,000
Inventory costs	240,000	193,000
Accrued expenses	704,000	317,000
License and patent agreements	257,000	323,000
Other comprehensive loss	46,500	253,500
Net operating loss carryforwards	1,956,000	2,098,000

	3,488,500	3,453,500
Less: valuation allowance	(384,000)	(200,000)
Deferred tax liabilities:
Depreciation	(60,000)	(90,000)

Net deferred tax assets	$3,084,500	$3,163,500

    For financial reporting purposes, the (loss) income before income tax effect is as follows:

	February 28, 2001	February 29, 2000	February 28, 1999
(Loss) income before income taxes:
Domestic	$(951,742)	$371,628	$(8,652,382)
Foreign	(847,969)	(339,555)	4,974

	$(1,799,711)	$32,073	$(8,647,408)

    The provisions for income tax (expense) benefit for fiscal years 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Current:
Federal	$170,981	$(66,568)	$637,304
State	27,000	(5,000)	26,000
Foreign	70,000	115,000	(2,000)

Total current	267,981	43,432	661,304
Deferred:
Federal	(55,000)	(54,000)	1,985,000
State	(6,000)	(4,000)	156,000

Total deferred	(61,000)	(58,000)	2,141,000

Total income taxes	$206,981	$(14,568)	$2,802,304

F–11

    The provisions for income tax benefit (expense) for fiscal years 2001, 2000 and 1999 differ from the amounts obtained by applying the federal income tax rate to pretax (loss) income as follows:

	2001	2000	1999
Computed "expected" federal tax benefit (expense)	$609,000	$(11,000)	$3,034,000
(Increase) decrease in taxes resulting from:
State income taxes or benefit, net of federal effect	(5,000)	(5,000)	173,000
Valuation reserve	(184,000)	—	(200,000)
Foreign	(201,000)	(18,000)	(88,000)
Other items individually insignificant, net	(12,019)	19,432	(116,696)

	$206,981	$(14,568)	$2,802,304

    At February 28, 2001, the Company had net operating loss carryforwards of approximately $5.1 million that expire through 2021.

7.  Shareholders' Equity

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

    Transactions involving stock options during fiscal year 2001, 2000 and 1999 are summarized as follows:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,890,700	$2.62	1,797,703	$2.70	1,375,703	$3.06
Exercised	(41,500)	1.67	(30,500)	2.18	—	—
Canceled	(184,500)	2.02	(256,503)	2.54	(9,000)	2.75
Expired	191,250	2.75	—	—	—	—
Granted	365,000	1.51	380,000	2.31	431,000	1.55

Outstanding at end of year	1,838,450	$2.47	1,890,700	$2.62	1,797,703	$2.70

F–12

    Weighted average fair value of options granted during 2001, 2000 and 1999 was $.80, $.91 and $.65, respectively.

    As of February 28, 2001, February 29, 2000 and February 28, 1999 options covering 1,557,288, 1,468,540 and 1,137,369 shares, respectively, were exercisable at a weighted average exercise price of $2.63, $2.80 and $2.91 per share, respectively. In addition, the remaining stock options outstanding at February 28, 2001 become exercisable in the following fiscal years:

	Shares	Price Per Share
2002	182,830	$.9375—$2.250
2003	98,332	$.9375—$1.875

    The following table summarizes information about stock options outstanding at February 28, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
.9375—2.625	911,500	2.6	1.71	630,338	1.76
2.75 —3.125	701,450	6.2	2.75	701,450	2.75
4.25 —6.250	225,500	5.3	4.64	225,500	4.64

	1,838,450			1,557,288

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

Pro Forma Information

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in

F–13

2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net (loss) income and the net (loss) income per share would be the pro forma amounts reflected in the following table:

	2001	2000	1999
Net (loss) income—as reported	$(1,592,730)	$17,505	$(5,845,104)
Net (loss)—pro forma	$(1,959,354	(414,965)	(6,515,977)
Net (loss) income per share—as reported:
Basic	$(.27)	$.00	$(1.01)
Diluted	$(.27)	$.00	$(1.01)
Net (loss) per share—pro forma:
Basic	$(.33)	$(.07)	$(1.12)
Diluted	$(.33)	$(.07)	$(1.12)

    The above pro forma effects on net (loss) income and net (loss) income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

    The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Expected dividend yield	—	—	—
Expected stock price volatility	56.2%	54.4%	54.1%
Risk-free interest rate	5.0%	6.4%	6.4%
Expected life of options (years)	5.0	3.0	3.0

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

8.  License Agreements

    The Company has entered into agreements with certain well-known celebrities to endorse the Company's products. The agreements, among other things, require the Company to make certain guaranteed payments, which have been recorded at their present value as both assets (license agreements) and liabilities (obligations under license agreements), and royalty payments based on

F–14

percentages of sales for certain products. The Company is only liable to make sales royalty payments for the amount that sales royalties exceed the guaranteed payments each year. Total royalties and amortization of license agreements were $340,964, $355,103 and $415,934 during fiscal years 2001, 2000 and 1999, respectively. In March 1997, the main license agreement was extended through 2004. The extension of the agreement does not require any guaranteed payments in aggregate above those required under the original agreement.

9.  Employee Benefit Plan

    The Company has a 401(k) Employee Benefit Plan for qualified employees. Company contributions to the plan are determined annually at the discretion of the Board of Directors. The Company's contributions to the plan were $165,000, $160,000 and $156,000 for fiscal years 2001, 2000 and 1999, respectively.

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

11. Legal Matters

    The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

12. Additional Cash Flow Information

	Year ended
	February 28, 2001	February 29, 2000	February 28, 1999
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$962,869	$913,799	$1,087,447
Income taxes	23,955	16,409	9,200
Non-cash:
License agreement	—	—	262,760

F–15

SCHEDULE II

FIRST TEAM SPORTS, INC.

RESERVE ACCOUNTS

Years Ended February 28, 2001, February 29, 2000 and February 28, 1999

	Balance at Beginning Of Year	Additions Charged to Expenses	Deductions*	Balance at End of Year
1999 allowance for doubtful accounts	$665,503	$486,475	$509,751	$642,227
2000 allowance for doubtful accounts	642,227	266,251	143,693	764,785
2001 allowance for doubtful accounts	764,785	430,067	246,544	948,308

(*)
Uncollectible accounts written off, net of recoveries.

F–16

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:         Commission File No.: 000 -16422

February 28, 2001

FIRST TEAM SPORTS, INC.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company's Annual Report Form 10-K for the year ended February 28, 1997
3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C
4.1	Specimen of Common Stock Certificate—incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991
4.2	Certificate of Designations of Series A Preferred Stock (included in Restated Articles of Incorporation—see Exhibit 3.1)
4.3	Rights Agreement dated as of March 15, 1996 between the Company and Norwest Bank Minnesota, N.A. as Rights Agent—incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422
4.4	Form of Right Certificate—incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, Reg. No. 0-16422
4.5	Summary of Rights to Purchase Share of Series A Preferred Stock—incorporated by reference to Exhibit 2.3 to the Company's Registration Statement of Form 8-A, Reg. No. 0-16422
10.1	The Company's 1987 Stock Option, as amended by resolutions dated May 25, 1989—incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997**
10.2	Amendment dated April 22, 1992 to the Company's 1987 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 29, 1992**
10.3	Form of Incentive Stock Option Agreement under 1987 Stock Option Plan—incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**
10.4	Form of Nonqualified Stock Option Agreement under 1987 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-18, Reg. No. 33-16345C**
10.5	License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated as of December 1, 1994—incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended February 28, 1995

E–1

10.6	Amendment dated March 1, 1997 to License Agreement between the Company, Wayne Gretzky and Janet Jones Gretzky dated December 1, 1994—incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended February 28, 1997
10.7	License Agreement between the Company and Creative Sports Concepts, Inc. dated as of October 31, 1994—incorporated by reference to Exhibit 10.11 to the Company's Annual Report Form 10-K for the year ended February 28, 1995
10.8	Company Bonus Plan for certain executive officers of the Company for fiscal 2001—incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000**
10.9	The Company's 1990 Nonqualified Stock Option Plan, as amended by resolutions dated May 25, 1989—incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 28, 1991**
10.10	The Company's 1993 Employee Stock Purchase Plan—incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended February 28, 1993**
10.11	Employment Agreement dated January 23, 1996 between the Company and John J. Egart—incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**
10.12	Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist—incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended February 29, 1996**
10.13	1994 Stock Option and Incentive Compensation Plan, as amended through May 27, 1998—incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998**
10.14	Employment Agreement dated August 18, 1997 between the Company and Kent Brunner—incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997**
10.15	Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and John J. Egart—incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999**
10.16	Amendment dated January 1, 1998 to Employment Agreement dated January 23, 1996 between the Company and David G. Soderquist—incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999**
10.17	Amendment dated December 1, 1998 to employment agreement dated August 18, 1997 between the Company and Kent Brunner—incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999**
10.18	$8.5 million Revolving Note Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.—incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000
10.19	$1.5 million Revolving Note Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.—incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000

E–2

10.20	$4.5 million Revolving Term Note Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.—incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000
10.21	Credit and Security Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.—incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000
10.22	Mortgage and Security Agreement dated September 8, 1999 between the Company and Norwest Bank Minnesota, N.A.—incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended February 29, 2000
10.23*	Employment Agreement dated July 12, 2000 between the Company and Richard Jackson**
10.24*	Employment Agreement dated January 10, 2001 between the Company and Thomas W. Schultz**
10.25*	First Amendment to Credit and Security Agreement, effective July 31, 2000 between the Company and Wells Fargo Bank Minnesota, N. A., formerly known as Norwest Bank Minnesota, N. A.
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24*	Power of Attorney (included in signature page on this Form 10-K)

*
Filed herewith

**
Management contract or compensatory plan or arrangement.

E–3

QuickLinks

PART I
EXECUTIVE OFFICERS OF THE COMPANY
PART II
PART III
PART IV
SIGNATURES
Report of Independent Auditors
First Team Sports, Inc. Consolidated Balance Sheets
First Team Sports, Inc. Consolidated Statements of Operations
First Team Sports, Inc. Consolidated Statement of Shareholders' Equity
First Team Sports, Inc. Consolidated Statements of Cash Flows
First Team Sports, Inc. Notes to Consolidated Financial Statements
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 EXHIBIT INDEX TO FORM 10-K