Form 10-Q
period 2001-05-31
FIRST TEAM SPORTS INC
filed 2001-07-13
CIK 820242

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: May 31, 2001	Commission File No.: 0-16442

FIRST TEAM SPORTS, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1545748 (I.R.S. Employer Identification No.)
1201 Lund Boulevard Anoka, Minnesota 55303 (Address of principal executive offices) Registrant's telephone number, including area code: (763) 576-3500

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,917,231 shares of Common Stock, $.01 par value per share, outstanding as of July 10, 2001.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST TEAM SPORTS, INC.
CONSOLIDATED BALANCE SHEETS
May 31, 2001 and February 28, 2001

	May 31, 2001	February 28, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$885,058	$317,978
Receivables:
Trade, less allowance for doubtful accounts of $803,000 at May 31, 2001 and $948,000 at February 28, 2001	10,408,032	11,848,775
Inventories	13,623,164	13,120,398
Prepaid expenses	977,847	948,923
Deferred income taxes	1,277,000	1,619,000

Total current assets	27,171,101	27,855,074
PROPERTY AND EQUIPMENT,
Land	600,000	600,000
Building	4,997,840	4,997,840
Production equipment	2,133,167	2,140,423
Office furniture and equipment	2,034,276	2,061,527
Warehouse equipment	982,740	982,740
Vehicles	89,942	94,211

	10,837,965	10,876,741
Less accumulated depreciation	4,852,849	4,716,737

	5,985,116	6,160,004
DEFERRED INCOME TAXES	1,821,000	1,525,500
OTHER ASSETS
License agreements, less accumulated amortization of $4,450,000 at May 31, 2001 and $4,385,000 at February 28, 2001	915,994	981,424
Goodwill, less accummulated amortization of $611,000 at May 31, 2001 and $578,000 at February 28, 2001	810,378	842,994
Other	54,390	66,472

	1,780,762	1,890,890

	$36,757,979	$37,431,468

See accompanying notes.

	May 31, 2001	February 28, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable to bank	$4,152,459	$1,140,095
Current maturities of long-term debt	523,949	520,240
Accounts payable, trade	3,286,278	5,347,605
Accrued expenses	1,329,740	1,746,552

Total current liabilities	9,292,426	8,754,492
LONG-TERM DEBT,
less current maturities	5,041,064	5,173,456
Deferred income taxes	60,000	60,000
DEFERRED REVENUE	503,800	507,640
SHAREHOLDERS' EQUITY
Common Stock, par value $.01 per share; authorized 10,000,000 shares; issued and outstanding 5,917,231 shares at May 31, 2001, and 5,912,342 at February 28, 2001	59,173	59,124
Additional paid-in capital	10,015,882	10,011,482
Retained earnings	12,189,168	13,072,531
Accumulated other comprehensive loss	(403,534)	(207,257)

	21,860,689	22,935,880

	$36,757,979	$37,431,468

See accompanying notes.

FIRST TEAM SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31,
	2001	2000
Net sales	$8,122,750	$15,871,401
Cost of goods sold	5,857,277	10,776,006

Gross profit	2,265,473	5,095,395
Operating expenses:
Selling	1,049,909	1,435,922
General and administrative	1,843,669	1,988,117

	2,893,578	3,424,039

Operating (loss)/income	(628,105)	1,671,356
Interest expense	(269,399)	(308,243)

(Loss)/Income before income tax expense/(benefit)	(897,504)	1,363,113
Income tax expense/(benefit)	14,141	(470,287)

Net (loss)/income for the period	$(883,363)	$892,826

Net (loss)/income per share:
Basic	$(0.15)	$0.15
Diluted	$(0.15)	$0.15
Shares used in computation of net (loss)/income per share:
Basic	5,912,408	5,861,457
Diluted	5,912,408	6,041,686

See accompanying notes

FIRST TEAM SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Three Months Ended May 31, 2001 and 2000

(Unaudited)

	May 31, 2001	May 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(883,363)	$892,826
Adjustments required to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	196,953	220,676
Amortization	109,269	145,644
Deferred income taxes	46,500	550,000
Deferred revenue	(3,840)	(3,840)
Change in assets and liabilities:
Receivables	1,335,703	(1,526,731)
Inventories	(569,749)	672,677
Prepaid expenses	(29,892)	158,276
Accounts payable	(2,060,958)	(243,408)
Accrued expenses	(399,897)	(600,544)

Net cash (used in) provided by operating activities	(2,259,274)	265,576
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,716)	(213,911)

Net cash used in investing activities	(24,716)	(213,911)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on short-term borrowings	3,012,364	1,411,074
Principal payments on long-term borrowings	(128,683)	(361,865)
Net proceeds from exercise of stock options	4,449	2,437

Net cash provided by financing activities	2,888,130	1,051,646

Increase in cash and cash equvalents	604,140	1,103,311
Effect of foreign currency translation	(37,060)	(24,656)
Cash and cash equivalents:
Beginning	317,978	860,671

Ending	$885,058	$1,939,326

See accompanying notes

FIRST TEAM SPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The operating results for the period ended May 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    For further information, refer to the financial statements and footnotes thereto included in the Company's annual report or Form 10-K for the year ended February 28, 2001.

NOTE 2.

    During the quarters ended May 31, 2001 and 2000, total comprehensive (loss)/income amounted to ($1,079,639) and $729,454 respectively.

NOTE 3.

	Basic EPS		Diluted EPS
	2001	2000	2001	2000
	(in thousands, except per share data)
Three Months Ended May 31
Net (loss)/Income	$(883)	$893	$(883)	$893

Weighted average common
shares outstanding	5,912	5,861	5,912	5,861
Stock options	—	—	—	181

Total common equivalent
shares outstanding	5,912	5,861	5,912	6,042

Net (loss)/Income per share	$(.15)	$.15	$(.15)	$.15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    First Team Sports, Inc. (the "Company") is a leading manufacturer, designer and marketer of brand name sporting goods. The Company's product groups consist of in-line skates, in-line accessories and parts (primarily protective wear and replacement wheels and bearings), ice hockey sticks and ice hockey protective wear and accessories. Within the product groups, the Company maintains UltraWheels® and Skate Attack® in-line product lines and a Hespeler® ice hockey line. The UltraWheels line consists of higher quality and higher priced products that are targeted for specialty and sporting goods chain store customers. The Skate Attack line consists of lower priced products for the mass merchant customers. The Hespeler ice hockey line consists of high quality products that are targeted primarily for the specialty and sporting goods chain stores.

RESULTS OF OPERATIONS

    Net Sales.  Net sales were $8.1 million in the first quarter of fiscal 2002, a decrease of 49% compared to net sales of $15.9 million in the first quarter of fiscal 2001. Decreases in unit sales of in-line skates, ice hockey sticks and protective wear were the principal factors in the Company's net sales decrease in the first quarter of fiscal 2002.

A breakdown and analysis of the Company's main product lines is as follows:

	First Quarter
	Fiscal 2002		Fiscal 2001
	Amount	%	Amount	%	Change
	(dollar amounts in millions)
In-line Skates	$6.2	76.5%	$12.1	76.1%	(48.8%)
In-line Accessories and Parts	1.0	12.3%	1.5	9.4%	(33.3%)
Ice Hockey Sticks	0.3	3.7%	0.7	4.4%	(57.1%)
Ice Hockey Protective and Access.	0.6	7.5%	1.6	10.1%	(62.5%)

Total Net Sales	$8.1	100.0%	$15.9	100.0%	(49.1%)

    The Company currently distributes products to numerous countries worldwide. A geographic breakdown of the Company's net sales for the first quarter is as follows:

	Fiscal 2002		Fiscal 2001
	Amount	%	Amount	%	Change
	(dollar amounts in millions)
Domestic	$5.2	64.2%	$11.1	69.8%	(53.2%)
Canada	$1.9	23.5%	3.6	22.6%	(47.2%)
Europe	$0.7	8.6%	0.8	5.1%	(12.5%)
Other International	$0.3	3.7%	0.4	2.5%	(25.0%)

Total Net Sales	$8.1	100.0%	$15.9	100.0%	(49.1%)

    Several factors contributed to the Company's sales performance in the first quarter of fiscal 2002. The decrease in the domestic and Canadian sales was the result of a slow-down in consumer spending throughout North America, a large carryover of retail inventory after the Holiday season and poor Spring weather throughout North America and Europe, which resulted in reductions and/or cancellation of Spring orders by some major customers.

    Gross Margin.  As a percentage of net sales, the Company's gross margin was 28% in the first quarter of fiscal 2002 and 32% in fiscal 2001. The decrease in gross margin as a percentage of net sales in the first quarter of fiscal 2002 was primarily due to the national and international markets that continue to be very competitive and are under extreme price competition.

    The Company's UltraWheels brand accounted for 85% of total net sales in the first quarter of fiscal 2002 compared to 80% in the first quarter of fiscal 2001. The Company's Skate Attack brand accounted for 4% of total sales in the first quarter of fiscal 2002 compared to 6% in the first quarter of fiscal 2001. The Hespeler brand accounted for 11% of total net sales in the first quarter of fiscal 2002 compared to 14% in the first quarter of fiscal 2001.

    Operating Expenses.  Selling expenses were $1.0 million (or 13% of total net sales) in the first quarter of fiscal 2002 compared to $1.4 million (or 9%) in the first quarter of fiscal 2001. The decrease in the absolute dollar amount of selling expenses in fiscal 2001 is primarily the result of a decrease in commissions associated with the decreased sales volume.

    General and administrative expenses were $1.8 million (or 23% of total net sales) in the first quarter of fiscal 2002 compared to $2.0 million (or 13%) in the first quarter of fiscal 2001. The decrease in the absolute dollar amount of general and administrative expenses was primarily related to decreased personnel costs associated with revenue reductions.

    Other Income and Expense.  Interest expense was $269,000 in the first quarter of fiscal 2002 compared to $308,000 in the first quarter of fiscal 2001. The decrease in interest expense for fiscal 2002 was primarily due to decreased usage of the Company's line of credit facility and a decrease in the bank's prime rate. The decreased rates affected both the Company's revolving line of credit facility and its term loan.

    Provision for Income Taxes.  The Company's effective tax rate was 1.6% in the first quarter of fiscal 2002 compared to 34.5% in the first quarter of fiscal 2001. The decrease in fiscal 2002 is primarily due to the valuation allowance against deferred tax assets and the effect of state and foreign tax rates.

    Net (Loss)/Income.  The Company had a net loss of ($883,000), or ($.15) per share, in the first quarter of fiscal 2002 compared to net income of $893,000 or $.15 per share, in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of fiscal 2002, the Company's operations used $2.3 million of cash compared to providing $266,000 of cash in the first quarter of fiscal 2001. The cash used by operations in the current year was primarily due to a decrease in payables.

    Net cash used in investing activities was $25,000 in the first quarter of fiscal 2002 compared to $214,000 in the first quarter of fiscal 2001. The use of cash for investing activities was attributable to equipment purchases.

    Net cash provided by financing activities was $2.9 million in the first quarter of fiscal 2002 compared to $1.1 million in the first quarter of fiscal 2001. The net cash provided by bank financing activities in both fiscal 2002 and 2001 was primarily for funding the normal day to day operations of the Company.

    The Company's debt to worth ratio was .7 to 1 as of May 31, 2001, .6 to 1 as of February 28, 2001 and .8 to 1 as of May 31, 2000. The Company's long-term debt, which consists primarily of a term note secured by a mortgage on the Company's headquarters and warehouse building and obligations under endorsement license agreements, less current maturities of $500,000, was $5.0 million as of May 31, 2001.

    The Company's primary financing facility is a $10 million revolving credit line, which expires February 28, 2004, bears interest at the bank's prime rate and is subject to a borrowing base that is calculated monthly and updated periodically during each month. The borrowing base is based on a percentage of eligible receivables and inventories. As of May 31, 2001, the borrowing base limitation was $10 million, of which $4.2 million was outstanding.

    In connection with this revolving credit facility, the Company has agreed, among other things, to maintain certain minimum financial ratio and income levels. The Company is in compliance with all covenants.

    The Company believes its current cash position, funds available under existing bank arrangements, and cash generated from operations will be sufficient to finance the Company's operating requirements through fiscal 2002.

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
Dated: July 13, 2001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended: May 31, 2001	Commission File No.: 0-16422

FIRST TEAM SPORTS, INC.

Exhibit Number	Description
3.1	Restated Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended February 28, 1997
3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 Reg. No. 33-16345C
4.1	Specimen of Common Stock Certificate—incorporated by reference to 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1991
4.2	Certificate of Designations of Series A Preferred Stock (included in Restated Articles of Incorporation—see Exhibit 3.1)
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

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
FIRST TEAM SPORTS, INC. CONSOLIDATED BALANCE SHEETS May 31, 2001 and February 28, 2001
FIRST TEAM SPORTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FIRST TEAM SPORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For Three Months Ended May 31, 2001 and 2000 (Unaudited)
FIRST TEAM SPORTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  NOTE 1.
  NOTE 2.
  NOTE 3.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX TO FORM 10-Q
FIRST TEAM SPORTS, INC.